Form 10-Q
period 2009-06-30
Plantation Lifecare Developers, Inc
filed 2009-07-16
CIK 1458704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 000-53625

PLANTATION LIFECARE DEVELOPERS INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	16-1614060
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7325 OSWEGO ROAD
LIVERPOOL, NY 13090
(Address of principal executive offices)

(315) 451-4889
(Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by   Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
35,000,000 shares of Common Stock, par value $0.0004 per share, as of June 30, 2009.

PLANTATION LIFECARE DEVELOPERS INC.
JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$12	$14

Total Current Assets and Assets	$12	$14

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$3,973	$1,923
Related Party Note Payable	7,195	500
Interest Payable	418	27

Total Current Liabilities	11,586	2,450

Total Liabilities	11,586	2,450

Stockholder's Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at June 30, 2009 and December 31, 2008	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,000,000 shares Issued and
Outstanding at June 30, 2009 and December 31, 2008	14,000	14,000
Additional Paid-In Capital	1,022,464	1,022,464
Deficit Accumulated During the Development Stage	(1,048,038)	(1,038,900)

Total Stockholder's Deficit	(11,574)	(2,436)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$12	$14

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months Ended		For the Six Months Ended		Since
	June 30,		June 30,		January 1,
	2009	2008	2009	2008	2001

Revenues:	$-	$-	$-	$-	$-

Expenses:
Accounting Fees	1,675	-	6,950	-	8,898
Amortization Expense	-	-	-	-	3,000
General and Administrative	13	114	111	114	2,873
Insurance	-	-	-	-	471,948
Legal Fee - Merger	-	-	-	-	10,052
Offering Cost	-	-	-	-	411,286
Outside Services	1,251	211	1,486	411	7,994
Rent Expense	-	1,260	-	1,260	1,260
Travel Expense	-	-	-	-	2,641
Total Operating Expenses	2,939	1,585	8,547	1,785	919,952

Operating Loss	(2,939)	(1,585)	(8,547)	(1,785)	(919,952)

Other Expense
Interest, Net	(299)	-	(391)	-	(126,879)
	-
Loss Before Income Taxes	(3,238)	(1,585)	(8,938)	(1,785)	(1,046,831)

Income Tax Provision	-	-	(200)	(160)	(1,207)

Net Loss	$(3,238)	$(1,585)	$(9,138)	$(1,945)	$(1,048,038)

Basic & Diluted Loss per Share
	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares
Outstanding	35,000,000	35,000,000	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
	For the Six Months Ended		Since
	June 30,		January 1,
	2009	2008	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,138)	$(1,945)	$(1,048,038)
Accrued Interest Satisfied through Contributed Capital	-	-	126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Increase (Decrease) in Accounts Payable	2,050	422	3,973
Increase (Decrease) in Accrued Interest	391	-	418

Net Cash Used in Operating Activities	(6,697)	(1,523)	(917,183)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	6,695	-	7,195
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	14,000

Net Cash Provided by Financing Activities	6,695	-	917,195

Net (Decrease) Increase in Cash	(2)	(1,523)	12
Cash at Beginning of Period	14	1,537	-

Cash at End of Period	$12	$14	$12

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$200	$160	$1,207

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009.

This summary of accounting policies for Plantation Lifecare Developers, Inc. is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.
Because the company has limited operations and assets, the company may be considered a shell company.

The Company has no products or services as of December 31, 2008 and June 30, 2009.

PLANTATION LIFECARE DEVELOPERS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $ 1,048,000 for the period from January 1, 2001 to June 30, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

PLANTATION LIFECARE DEVELOPERS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company’s financial assets and liabilities consist of cash and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the year ended December 31, 2008 and the six months ended June 30, 2009.

Recent Accounting Standards

The Company does not believe the newly issued accounting pronouncements would have any material impacts on its financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $7,195.  These notes accrue simple interest at a rate of 18% annually and are payable on demand.  As of June 30, 2009 the Company owed $7,195 related to these notes, and had accrued $418 in simple interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition.

BASIS OF PRESENTATION

The unaudited financial statements of Plantation Lifecare Developers Inc., a Delaware corporation (“PLD”, “the Company”, “our”, or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

DESCRIPTION OF BUSINESS

We (or the “Company”) were incorporated as “Continental Exchange Corporation” in the State of Delaware on October 26, 1927.

Later that year, we changed our name to “Northern Exchange Corporation”.  Our original purpose was to use our acquired capital to merge with or acquire any other lawful business or enterprise, the nature of which was left unstated.  Being unable to achieve this intended purpose, we ceased operations and became dormant in 1943, having no assets or liabilities.

We remained in this condition until, December 30, 1980, when we were reinstated in the State of Delaware and our corporate name was changed to “Everest International Incorporated”.  In 1988, our name was once again changed to “Comstock Resources Corporation” and then to “Comstock International, Inc.”.  In 2000, our name was changed to “Copernicus International, Inc.”.

On October 29 2001, pursuant to an Agreement of Merger we merged into Plantation Lifecare Developers, Inc., a Delaware developing stage company, with the surviving corporation being Plantation Lifecare Developers, Inc.

On November 8, 2001, a Certificate of Merger and Amended and Restated Certificate of Incorporation were filed with the State of Delaware. We intended to construct and operate life care communities which  combine modern, specially designed resort villas,  access to assisted-care living and modern skilled nursing hospitals in the Caribbean and South America. Since 2001, we had not commenced planned principal operations.

On October 29, 2008 a Certificate of Revival and Renewal was filed with the State of Delaware.

On April 14, 2009 the Company filed a Registration Statement to become a reporting company.  For the past 28 years, we have been dormant company, and accordingly, a development stage company, having not attained any significant revenue or operations.

We are presently seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly owned entity. Our current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

DESCRIPTION OF BUSINESS (Continued)

We are a shell company as defined under Rule 12b-2 of the Exchange Act in that we are a registrant, other than an asset-backed issuer, that have 1) no or nominal operations; and 2) either i) no or nominal assets; ii) assets consisting solely of cash and cash equivalents; or iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.  We intend to seek opportunities demonstrating the potential of long-term growth.  Now, we have not yet identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

On April 14, 2009, we filed a Registration Statement on Form 10SB (File No.: 0-52269), or the Registration Statement, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective by operation of law on June 13, 2009, or the Effective Date, and we are in the process of amending the Registration Statement to answer the SEC’s comments regarding the Registration Statement.  Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(1,048,000) for the period from January 1, 2001 to June 30, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2008, we had $14 cash on hand, and an accumulated deficit of $(1,038,900).  At June 30, 2009, we had $12 cash on hand, and an accumulated deficit of $(1,048,038).  See “Liquidity and Capital Resources.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had $12 cash on hand and an accumulated deficit of $(1,048,038).  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of June 30, 2009 we have notes payable to Joseph C. Passalaqua in the amount $7,195.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of June 30, 2009 the accrued interest on these notes was $418.

Net cash used in operating activities was $6,697 during the six-month period ended June 30, 2009.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2009.

Net cash provided by financial activities was $6,695 during the six-month period ended June 30, 2009.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

To date, we have had minimal revenues; and we require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have committed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide them with the opportunity to continue as a “going concern,” although no assurances can be given.

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss after taxes of $(1,048,038) as of June 30, 2009.  The company had net loss after taxes of $(9,138) for six months ended June 30, 2009 as compared to a net loss after taxes of $(1,945) for the six months ended June 30, 2008.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had total assets of $12 and total liabilities of $11,586, which results in working capital deficit of $(11,574) for the six months ended June 30, 2009.  We had total assets of $14 and total liabilities of $2,450 resulting in a working capital deficit of $(2,436) for the year ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $1,354, or approximately 85%, from $1,585 in the three months ended June 30, 2008 to $2,939 in the three months ended June 30, 2009.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $101, from $114 in the three months ended June 30, 2008 to $13 in the three months ended June 30, 2009. Professional fees, made up of accounting and legal fees increased by $1,675, from $0 in the three months ended June 30, 2008 to $1,675 in the three months ended June 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to the Company’s accounting fees in 2009, when comparing the same three month period in 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

 OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $6,762, or approximately 379%, from $1,785 in the six months ended June 30, 2008 to $8,547 in the six months ended June 30, 2009.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $3 from $114 in the six months ended June 30, 2008 to $111 in the six months ended June 30, 2009. Professional fees, made up of accounting and legal fees increased by $6,950, from $0 in the six months ended June 30, 2008 to $6,950 in the six months ended June 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to the Company’s accounting fees in 2009, when comparing the same six month period in 2008.

COMMON STOCK

Our board of directors is authorized to issue 250,000,000 shares of common stock, with a par value of $0.0004. There are an aggregate of 35,000,000 shares of Common Stock issued and outstanding, which are held by 267 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

Our Original Certificate of Incorporation did not provide for the issuance of Preferred Stock.  On November 8, 2001, a Certificate of Amendment was filed with the State of Delaware that stated that the Corporation shall have the authority to issue 260,000,000 shares of capital stock, of which 10,000,000 shares are authorized as Preferred Stock with the par value of .$0.0004 per share.  There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies -- from companies that develop new technology, as well as the many smaller companies throughout the country.

We face competition from the larger and more established companies, from companies that develop new technology, as well as the many smaller companies throughout the country. For example, the last several years have shown an increase in the use of larger online sources such as Overstock.com and Ebay.com. These increases cut into our potential customer base. Companies who have a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage, brand identification and other resources that we do not have. Our competitors might introduce less expensive or more improved merchandise. These, as well as other factors, can negatively impact our business strategy.  The competition from larger overstock companies is a very serious threat that can result in substantially less revenue.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects as our Company is subject to numerous risk factors, including, but not limited to, the following:

Our limited operating history makes its potential difficult to assess.

We have no assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenue, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss, which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

We have no agreement for a business combination and no minimum requirements for a business combination.

We have   no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating  suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

There is no assurance of success or profitability of the Company.

There is no assurance that we will acquire a favorable business opportunity.  Even if we should become involved in a business opportunity, there is no assurance that we will generate revenue or profits, or that the market price of our outstanding shares will be increased thereby. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

We may not be able to diversify its business.

Because we have limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

ITEM 1A.  RISK FACTORS (CONTINUED)

We have only one director and officer.

Because management consists of only one person, while seeking a business combination, Joseph C. Passalaqua, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company. Mr. Passalaqua anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Passalaqua has not entered into a written employment agreement with the Company and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Passalaqua. The loss of the services of Mr. Passalaqua would adversely affect development of our business and our likelihood of continuing operations.

We depend on management and management's participation is limited.

We will be entirely dependent upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company will cause the Company to lose an opportunity.

Conflicts of interest exist between the Company and its management.

Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner that is consistent with his fiduciary duties to the Company.

It is anticipated that our principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

We may need additional financing.

We have very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if our currently available funds prove to be sufficient to pay for our operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund its operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, we have not investigated the availability, source, or terms that might govern the acquisition of the additional capital, which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, our operations will be limited to those that can be financed with our modest capital.

ITEM 1A.  RISK FACTORS (CONTINUED)

We may need to depend upon outside advisors.

To supplement the business experience of our officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We may have significant competition for business opportunities and combinations and may be at a competitive disadvantage in completing a business combination.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms are active in mergers and acquisitions of companies. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

ITEM 1A.  RISK FACTORS (CONTINUED)

The reporting requirements imposed upon us may delay or preclude our ability to enter into a business combination.

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Because we are a shell company, these audited financial statements must be furnished within four business days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon un-audited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

We lack market research and a marketing organization.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

It is probable that there will be a change in control of the Company and/or management.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized, but un-issued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current stockholder(s) of the Company may agree to sell or transfer all or a portion of our common stock he/they own(s) so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of his/their participation in the future affairs of the Company.

Stockholders will likely suffer a dilution of the value of their shares upon a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per-share value of our common stock may increase or decrease, perhaps significantly.

No public market exists and no public market may develop for the Company’s common stock.

There is currently no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

ITEM 1A.  RISK FACTORS (CONTINUED)

Registration of shares of the Company's common stock may be required for resale.

It is the Commission's position that securities issued by a "shell" company such as Plantation Lifecare Developers, Inc., cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters may also have to be registered prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

There may be restrictions imposed by states on the sale of common stock by investors.

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

We may be subject to additional risks because of doing business in a foreign country.

We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The consummation of a business combination may subject us and our stockholders to federal and state taxes.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

The regulation of Penny Stocks.

The Securities and Exchange Commission (the “Commission") has adopted a number of rules to regulate “penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute “penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the "Pink Sheets", the rules may apply to us and to our securities.

The Commission has adopted Rule 15g-9 that established sales practice requirements low price securities. Unless the transaction is, exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.
.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2009 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

PART III – EXHIBITS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits required by Item 601 of Regulation S-B are attached.

Exhibit No.	Description
3	Certificate of Incorporation*
3.1	Certificate of Merger and Amended and Restated Certificate of Incorporation*
3.2	Certificate of Renewal and Revival of Certificate of Incorporation*
3.3	By-laws*
4.1	Form of Common Stock Certificate*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously Submitted and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.

Date: July 16, 2009	/s/ Joseph C. Passalaqua
Name: Joseph C. Passalaqua Title: President, Secretary (Principal Executive Officer and Principal Financial Officer)