Form 10-Q
period 2009-09-30
Plantation Lifecare Developers, Inc
filed 2009-10-22
CIK 1458704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
35,000,000 shares of Common Stock, par value $0.0004 per share, as of October 22, 2009.

PLANTATION LIFECARE DEVELOPERS INC.
(A Development Stage Company)
SEPTEMBER 30, 2009

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	3 - 5
	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008

Statements of Operations
For the three months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)
For the nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)
For the cumulative period from January 1, 2001 (Inception) (Inception) to September 30, 2009 (Unaudited)

Statements of Cash Flows
For the nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)
For the cumulative period from January 1, 2001 (Inception) to September 30, 2009 (Unaudited)

	Notes to Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
		11
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item1A	Risk Factors	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
		18
	SIGNATURES	19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$11	$14

Total Current Assets and Assets	$11	$14

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$3,801	$1,923
Related Party Note Payable	11,605	500
Interest Payable	887	27

Total Current Liabilities	16,293	2,450

Total Liabilities	16,293	2,450

Stockholders' Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and Outstanding at September 30, 2009 and December 31, 2008		-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,000,000 shares Issued and Outstanding at September 30, 2009 and December 31, 2008	14,000	14,000
Additional Paid-In Capital	1,022,464	1,022,464
Deficit Accumulated During the Development Stage	(1,052,746)	(1,038,900)

Total Stockholders' Deficit	(16,282)	(2,436)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11	$14

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months Ended		For the Nine Months Ended		Since
	September 30,		September 30,		January 1,
	2009	2008	2009	2008	2001

Revenues:	$-	$-	$-	$-	$-

Expenses:
Accounting Fees	3,500	88	10,450	88	12,398
Amortization Expense	-	-	-	-	3,000
General and Administrative	496	400	807	674	4,576
Insurance	-	-	-	-	471,948
Legal Fee - Merger	-	-	-	-	10,052
Offering Cost	-	-	-	-	411,286
Outside Services	243	-	1,729	411	8,237
Rent Expense	-	-	-	1,260	1,260
Travel Expense	-	-	-	-	2,641
Total Operating Expenses	4,239	488	12,986	2,433	925,398

Operating Loss	(4,239)	(488)	(12,986)	(2,433)	(925,398)

Other Expense
Interest Expense	(470)	(3)	(860)	(3)	(127,348)

Loss Before Income Taxes	(4,709)	(491)	(13,846)	(2,436)	(1,052,746)

Income Tax Provision	-	-	-	-	-

Net Loss	$(4,709)	$(491)	$(13,846)	$(2,436)	$(1,052,746)

Basic & Diluted Loss per Share
	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares
Outstanding	35,000,000	35,000,000	35,000,000	35,000,000

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	For the Nine Months Ended		Since
	September 30,		January 1,
	2009	2008	2001
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(13,846)	$(2,436)	$(1,052,746)
Accrued Interest Satisfied through Contributed Capital			126,464

Adjustments to reconcile net loss to net cash provided by operating activities:
Increase (Decrease) in Accounts Payable	1,878	410	3,801
Increase (Decrease) in Accrued Interest	860	3	887

Net Cash Used in Operating Activities	(11,108)	(2,023)	(921,594)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	11,105	500	11,605
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	14,000

Net Cash Provided by Financing Activities	11,105	500	921,605

Net (Decrease) Increase in Cash	(3)	(1,523)	11
Cash at Beginning of Period	14	1,537	-

Cash at End of Period	$11	$14	$11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2008 financial statements have been omitted.

NOTE 2 - Going Concern

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through September 30, 2009, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses of approximately $1,052,746 for the period from January 1, 2001 to September 30, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $11,605.  These notes accrue simple interest at a rate of 18% annually and are payable on demand.  As of September 30, 2009 the Company owed $11,605 related to these notes, and had accrued $887 in simple interest.

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated all subsequent events to September 30, 2009 through October 22, 2009 and concluded that there are no significant or material transactions to be reported for the period from October 1, 2009 to October 22, 2009.

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

On April 14, 2009, we filed a Registration Statement on Form 10SB (File No.: 0-52269), or the Registration Statement, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective by operation of law in 60 days on June 13, 2009, or the Effective Date.  Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(1,052,000) for the period from January 1, 2001 to September 30, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2008, we had $14 cash on hand, and an accumulated deficit of $(1,038,900).  At September 30, 2009, we had $11 cash on hand, and an accumulated deficit of $(1,052,746).  See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had $11 cash on hand and an accumulated deficit of $(1,052,746).  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of September 30, 2009 we have notes payable to Joseph C. Passalaqua in the amount $11,605.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of September 30, 2009 the accrued interest on these notes was $887.

Net cash used in operating activities was $11,108 during the nine-month period ended September 30, 2009.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2009.

Net cash provided by financial activities was $11,105 during the nine-month period ended September 30, 2009.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $(1,052,746) as of September 30, 2009.  The company had net loss of $(13,846) for nine months ended September 30, 2009 as compared to a net loss of $(2,436) for the nine months ended September 30, 2008.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

WORKING CAPTIAL

We had  current assets of $14 and current  liabilities of $2,450 resulting in a working capital deficit of $(2,436) for the year ended December 31, 2008.  We had current assets of $11 and current  liabilities of $16,293, which results in working capital deficit of $(16,282) for the nine months ended September 30, 2009.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,751, or approximately 769%, from $488 in the three months ended September 30, 2008 to $4,239 in the three months ended September 30, 2009.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, increased by $96, from $400 in the three months ended September 30, 2008 to $496 in the three months ended September 30, 2009. Professional fees, made up of accounting and legal fees increased by $3,412, from $88 in the three months ended September 30, 2008 to $3,500 in the three months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to the Company’s accounting fees in 2009, when comparing the same three month period in 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

 OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $10,553, or approximately 434%, from $2,433 in the nine months ended September 30, 2008 to $12,986 in the nine months ended September 30, 2009.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise taxes, increased by $133 from $674 in the nine months ended September 30, 2008 to $807 in the nine months ended September 30, 2009. Professional fees, made up of accounting and legal fees increased by $10,362, from $88 in the nine months ended September 30, 2008 to $10,450 in the nine months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to the Company’s accounting fees in 2009, when comparing the same nine month period in 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

PREFERRED STOCK

Our Original Certificate of Incorporation did not provide for the issuance of Preferred Stock.  On November 8, 2001, a Certificate of Amendment was filed with the State of Delaware that stated that the Corporation shall have the authority to issue 260,000,000 shares of capital stock, of which 10,000,000 shares are authorized as Preferred Stock with the par value of $0.0004 per share.  There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Filing.

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

ITEM 1A.  RISK FACTORS (CONTINUED)

We have limited officers and directors.

Because management consists of limited persons, while seeking a business combination, Joseph C. Passalaqua, the President of the Company, will be the main person responsible in conducting the day-to-day operations of the Company. We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company. Mr. Passalaqua anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Passalaqua has not entered into a written employment agreement with the Company and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Passalaqua. The loss of the services of Mr. Passalaqua would adversely affect development of our business and our likelihood of continuing operations.

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

ITEM 1A.  RISK FACTORS (CONTINUED)

The regulation of Penny Stocks. (Continued)

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

During the nine months ended September 30, 2009 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION
None.

PART III EXHIBITS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits required by Item 601 of Regulation S-B are attached.

Exhibit No.	Description
3	Certificate of Incorporation*
3.1	Certificate of Merger and Amended and Restated Certificate of Incorporation*
3.2	Certificate of Renewal and Revival of Certificate of Incorporation*
3.3	By-laws*
4.1	Form of Common Stock Certificate*
31.1	Certification of the Principal Executive Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously Submitted and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.

Date: October 22, 2009	/s/ Joseph C. Passalaqua
Name: Joseph C. Passalaqua Title: President (Principal Executive Officer)

PLANTATION LIFECARE DEVELOPERS, INC.

Date: October 22, 2009	/s/ Ray Willenberg Jr.
Name: Ray Willenberg Jr. Title: Secretary and Director (Principal Financial Officer)