Form 10-K
period 2009-12-31
Plantation Lifecare Developers, Inc
filed 2010-02-16
CIK 1458704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _______ to _______

PLANTATION LIFECARE DEVELOPERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1614060
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Indemnification No.)

7325 Oswego Road, Liverpool, NY 13090
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (315) 451-4889

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common Stock, par value $0.004	Securities to be registered pursuant to Section 12(g) of the Act:

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2009 is 35,000,000 shares, all of one class, $.004 par value per share.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒           No ☐

PLANTATION LIFECARE DEVELOPERS, INC.
TABLE OF CONTENTS

PART I.
FORWARD-LOOKING INFORMATION

All statements contained in this Form 10K, other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "believe,"  "anticipate,"  "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10 are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10K, unless the context requires otherwise, "we" or "us" or “us" means Plantation Lifecare Developers, Inc.

BASIS OF PRESENTATION

The audited financial statements of  Plantation Lifecare Developers, Inc., a Delaware corporation (“Plantation”, “the Company”, “our”, or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.

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

ITEM 1. -  BUSINESS

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

The Company has not commenced any operations and has no products or services as of December 31, 2009.

Our current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

 We currently have no employees.  We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

We are a shell company as defined under Rule 12b-2 of the Exchange Act in that we are a registrant, other than an asset-backed issuer, that have 1) no or nominal operations; and 2) either i) no or nominal assets; ii) assets consisting solely of cash and cash equivalents; or iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

On April 14, 2009, we filed a Registration Statement on Form 10SB , or the “Registration Statement”, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective in 60 days by operation of law on  June 14, 2009, or the Effective Date.  Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

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

ITEM 1.A - RISK FACTORS

Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

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

We have limited officers and  directors.

Because management consists of only two individuals, while seeking a business combination, Joseph C. Passalaqua, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company. Mr. Passalaqua anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Passalaqua has not entered into a written employment agreement with the Company and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Passalaqua. The loss of the services of Mr. Passalaqua would adversely affect development of our business and our likelihood of continuing operations.

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

REGULATION OF PENNY STOCKS

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

ITEM 2. - LEGAL PROCEEDINGS

Not Applicable.

ITEM 3. - PROPERTIES

We currently maintain a mailing address at 7325 Oswego Road, Liverpool, NY 13090. Our telephone number there is (315) 451-4889. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the near future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President, Mr. Passalaqua. It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict that arrangements will actually be made with respect to future office facilities.

We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUISNESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information. There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company's common stock is not trading on any public trading market or stock exchange.

(b)            Holders. As of December 31, 2009 there were approximately 268 record holders of 35,000,000 shares of the Company's common stock.

(c)           Dividend Policy. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)           Recent Sale of Unregistered Securities.  During the year ended December 31, 2009, there were no sales of unregistered securities. The common stock has a par value of $0.004 per share.

(f) Transfer Agent.	Holladay Stock Transfer
2939 North 67th Place Suite
Scottsdale, AZ 85251
Phone: (480) 481-3940

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of $18,749 for the period from January 1, 2001 to December 31, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2008, we had $14 cash on hand, and a deficit accumulated during the development stage of $1,038,900.  At December 31, 2009, we had $289 cash on hand, and a deficit accumulated during the development stage of $1,057,649.  See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Off- Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had $289 cash on hand and an accumulated deficit of $1,057,649.  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of December 31, 2009 we have notes payable to Joseph C. Passalaqua in the amount $15,055.  These notes are unsecured, bear a simple interest rate of 18% per annum and are payable upon demand. As of December 31, 2009 the accrued interest on these notes was $1,486.

Net cash used in operating activities was $14,280 during the twelve-month period ended December 31, 2009.

Net cash provided by investing activities was $0 during the twelve-month period ended December 31, 2009.

Net cash provided by financial activities was $14,555 during the twelve-month period ended December 31, 2009.

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

NET LOSS FROM OPERATIONS

The Company has a  deficit accumulated during the development stage of $1,057,649 as of December 31, 2009.  The company had net loss of $18,749 for year ended December 31, 2009 as compared to a net loss of $3,870 for the year ended December 31, 2008.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $289 and current  liabilities of $21,474 resulting in a working capital deficit of $21,185 for the year ended December 31, 2009.

FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $13,447, or approximately 350%, from $3,843 in the year ended December 31, 2008 to $17,290 in the year ended December 31, 2009.  Operating expenses primarily consist of other general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, increased by $292, from $884 in the year ended December 31, 2008 to $1,176 in the year ended December 31, 2009. Professional fees, made up of accounting and legal fees increased by $13,062, from $1,288 in the year ended December 31, 2008 to $14,350 in the year ended December 31, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to the Company’s accounting fees in 2009, when comparing the same period in 2008.

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

As of December 31, 2009, 35,000,000 shares of common stock were issued and outstanding.

As of December 31, 2009, there are 268 shareholders of our common stock.

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights. We have not paid any dividends to date, and has no plans to do so in the near future.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Amended and Restated Articles of Incorporation and By-Laws, copies of which have been previously filed as exhibits in the Registration Statement Form 10SB filed on April 14, 2009.

PREFERRED STOCK

Our Original Certificate of Incorporation did not provide for the issuance of Preferred Stock.  On November 8, 2001, a Certificate of Amendment was filed with the State of Delaware that stated that the Corporation shall have the authority to issue 260,000,000 shares of capital stock, of which 10,000,000 shares are authorized as Preferred Stock with the par value of $0.0004 per share.  There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Annual Filing.

ITEM 7.A – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended December 31, 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Plantation Lifecare Developers, Inc.

Liverpool, New York

We have audited the accompanying balance sheets of Plantation Lifecare Developers, Inc. (the “Company”), as of December 31, 2009 and 2008 and the related consolidated statements of expenses, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

February 16, 2010

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$289	$14

Total Current Assets	$289	$14

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$1,246	$1,736
Accounts Payable - Related Party	3,687	187
Related Party Note Payable	15,055	500
Interest Payable- Related Pardy	1,486	27

Total Current Liabilities	21,474	2,450

Total Liabilities	21,474	2,450

Stockholder's Deficit
Preferred Stock, par value $.0004, 10,000,000 shares Authorized, 0 shares Issued and Outstanding at December 31, 2009 and December 31, 2008	-	-
Common Stock, par value $.0004, 250,000,000 shares Authorized, 35,000,000 shares Issued and Outstanding at December 31, 2009 and December 31, 2008	14,000	14,000
Additional Paid-In Capital	1,022,464	1,022,464
Deficit Accumulated During the Development Stage	(1,057,649)	(1,038,900)

Total Stockholder's Deficit	(21,185)	(2,436)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$289	$14

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES

			Cumulative
	For the Year Ended		Since
	December 31,		January 1,
	2009	2008	2001 (Unaudited)

Revenues:	$-	$-	$-

Expenses:
Accounting and bookkeeping	14,350	1,288	16,298
Amortization expense	-	-	3,000
Other General and administrative expense	1,176	884	4,945
Insurance	-	-	471,948
Legal fee - Merger	-	-	10,052
Offering cost	-	-	411,286
Outside services	1,764	411	8,272
Rent expense	-	1,260	1,260
Travel expense	-	-	2,641
Total Operating Expenses	17,290	3,843	929,702

Operating Loss	(17,290)	(3,843)	(929,702)

Other Expense
Interest expense	(1,459)	(27)	(127,947)

Loss Before Income Taxes	(18,749)	(3,870)	(1,057,649)

Income Tax Provision	-	-	-

Net Loss	$(18,749)	$(3,870)	$(1,057,649)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	35,000,000	35,000,000

 The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Par Value	Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity Deficiency

Balance at January 1, 2001 (Unaudited)	3,000,170	$1,200	$-	$(1,948)	$(748)

Issuance of Common Stock at October 22, 2001	1,870,707	748	-	-	748

Issuance of Common Stock at November 8, 2001	25,129,123	10,052	-	-	10,052

Issuance of Common Stock at November 27, 2001	5,000,000	2,000	-	-	2,000

Net Loss	-	-	-	(31,085)	(31,085)

Balance as of December 31, 2001 (Unaudited)	35,000,000	14,000	-	(33,033)	(19,033)

Net Loss	-	-	-	(575,249)	(575,249)

Balance as of December 31, 2002 (Unaudited)	35,000,000	14,000	-	(608,282)	(594,282)

Net Loss	-	-	-	(420,988)	(420,988)

Balance as of December 31, 2003 (Unaudited)	35,000,000	14,000	-	(1,029,270)	(1,015,270)

Notes Payable and Accrued Interest Satisfied through Contributed Capital			1,022,464	-	1,022,464

Net Loss	-	-	-	(843)	(843)

Balance as of December 31, 2004 (Unaudited)	35,000,000	14,000	1,022,464	(1,030,113)	6,351

Net Loss	-	-	-	(1,134)	(1,134)

Balance as of December 31, 2005 (Unaudited)	35,000,000	14,000	1,022,464	(1,031,247)	5,217

Net Loss	-	-	-	(3,034)	(3,034)

Balance as of December 31, 2006 (Unaudited)	35,000,000	14,000	1,022,464	(1,034,281)	2,183

Net Loss	-	-	-	(749)	(749)

Balance as of December 31, 2007	35,000,000	14,000	1,022,464	(1,035,030)	1,434

Net Loss	-	-	-	(3,870)	(3,870)

Balance as of December 31, 2008	35,000,000	14,000	1,022,464	(1,038,900)	(2,436)

Net Loss	-	-	-	(18,749)	(18,749)

Balance as of December 31, 2009	35,000,000	$14,000	$1,022,464	$(1,057,649)	$(21,185)

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Cumulative
	For the Years Ended		Since
	December 31,		January 1,
	2009	2008	2001
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,749)	$(3,870)	$(1,057,649)
Accrued Interest Satisfied through Contributed Capital Adjustments to reconcile net loss to net cash provided by operating activities:			126,464
Changes In:
Accounts Payable	(490)	1,696	1,246
Accounts Payable - Related Party	3,500	124	3,687
Accrued Interest	1,459	27	1,486

Net Cash Used in Operating Activities	(14,280)	(2,023)	(924,766)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	14,555	500	15,055
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	14,000

Net Cash Provided by Financing Activities	14,555	500	925,055

Net (Decrease) Increase in Cash	275	(1,523)	289
Cash at Beginning of Period	14	1,537	-

Cash at End of Period	$289	$14	$289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$260	$560	$1,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464

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

The Company, originally named “Continental Exchange Corporation” was originally incorporated on October 26, 1927 under the laws of the State of Delaware. Later than year the corporation changed its name to “Northern Exchange Corporation”. Its original purpose was to use its acquired capital to merge with or acquire any other lawful business or enterprise, the nature of which was left unstated.  Being unable to achieve its intended purpose, the company ceased operations and became dormant in 1943 having no assets or liabilities.

The Company remained in this condition until, December 30, 1980, when the company was reinstated in the State of Delaware and the name was changed to “Everest International Incorporated”.  In 1988, the name of the corporation was changed to “Comstock Resources Corporation” and then “Comstock International, Inc.”.  In 2000, the name of the corporation was changed to “Copernicus International, Inc.”.

In 2001, An Agreement Merger was signed between Copernicus International, Inc., a Delaware Corporation, and Plantation Lifecare Developers, a Delaware Corporation.  The surviving corporation is named Plantation Lifecare Developers, Inc.  On November 8, 2001, a certificate of Merger and Amended and Restated Certificate of Incorporation were filed with the State of Delaware. The company was intended to construct and operate life care communities which  combine modern, specially designed resort villas,  access to assisted-care living and modern skilled nursing hospitals in the Caribbean and South America. Since 2001, the Company has not commenced planned principal operations.

On October 29, 2008 a Certificate of Revival and Renewal was filed with the State of Delaware.

On April 14, 2009 the Company filed a Registration Statement to become a reporting company.

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses since inception, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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
(A DEVELOPMENT STAGE COMPANY)
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

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, “Accounting for Income Taxes.”  ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding during the years ended December 31, 2009 and 2008.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by ASC 718, “Accounting for Stock-Based Compensation” (ASC 718), as amended. No stock options were granted to employees during the years ended December 31, 2009 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2009. In addition, no compensation expense is required to be recognized under provisions of ASC 718  with respect to employees.

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Under the modified prospective method of adoption for ASC 718, the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in ASC 718.  During the periods ended December 31, 2009, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2009.

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2009 and 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,057,000 and $1,039,000 that may be offset against future taxable income. The net operating loss will expire between 2021 and 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$359,380	$353,260
Valuation Allowance	(359,380)	(353,260)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – RELATED PARTY TRANSACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $15,055.  The notes accrue simple interest at a rate of 18% annually and is payable on demand.  As of December 31, 2009, the Company owed $15,055 related to this note, and had accrued $1,486 in simple interest.

As of December 31, 2009, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $3,687.  Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc.  Joseph Passalaqua is President of Lyboldt-Daly, Inc. and the President and a majority shareholder in Plantation Lifecare Developers, Inc.

As of December 31, 2009, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – COMMON STOCK TRANSACTIONS AND STOCKHOLDERS’ DEFICIT

As of January 1, 2001, the Company had issued 3,000,170 shares of common stock in exchange for cash valued at $1,200.

On October 22, 2001, the Company issued 1,870,707 shares of common stock in exchange for cash valued at $748.

On November 8, 2001, the Company filed an Amended Certificate of Incorporation and there was reverse stock split 1 to 2.4371.  This change is retro-actively applied. The par value remains at $ .0004 per share.

On November 8, 2001, the Company issued 25,129,123 shares of common stock in exchange for cash valued at $10,052.

On November 27, 2001, the Company issued 5,000,000 shares of common stock in exchange for cash valued at $2,000.

As of December 31, 2009 and 2008 the Company has 35,000,000 shares of common stock at $.0004 par value per share issued and outstanding.  The Company also has 100,000,000 shares of $.0004 par value of preferred stock authorized, of which there were no shares issued and outstanding at December 31, 2009 and 2008.

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - SUBSEQUENT EVENTS

Plantation Lifecare Developers, Inc. evaluated all events subsequent to December 31, 2009 through February 16, 2010 and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to February 16, 2010.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9. A – CONTROLS AND PROCEDURES

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

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Joseph C. Passalaqua	60	President and Director
Ray Willenberg	58	Secretary and Director

Mr. Joseph C. Passalaqua  and Mr. Ray Willenberg Jr. shall serve as President and Secretary, respectively at the pleasure of the board of directors.

Mr. Joseph C. Passalaqua and Mr. Ray Willenberg Jr. shall serve as our directors until the next annual meeting of stockholders or until his prior death, resignation or removal and until any successors are duly elected and have qualified.

Ms. Joseph C. Passalaqua shall serve as our President until the next annual meeting of stockholders or until her prior death, resignation or removal and until any successors are duly elected and have qualified.

Mr. Ray Willenberg Jr. shall serve as our Secretary until the next annual meeting of stockholders or until her prior death, resignation or removal and until any successors are duly elected and have qualified.

Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Joseph C. Passalaqua, Mr. Ray Willenberg Jr. and any other person pursuant to which they were or are to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Mr. Joseph C. Passalaqua and Mr. Ray Willenberg Jr. and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act

Officers and Directors

Joseph C. Passalaqua

Beginning in 1992, Mr. Passalaqua served as Chief Executive Officer and President of American Telecommunications Enterprises, Inc. (ATI), a domestic long distance carrier. ATI was one of the top forty long distance carriers in the United States. The company was sold in 1999. Since 1997, Mr. Passalaqua has also served as President of Datone Communications, Inc., a pay phone company. In 1989, Mr. Passalaqua was one of the founding members of the North East Dealers of Pay Phones Association. In 1995, the North East Dealers of Pay Phones Association merged with the Empire State Pay Phone Association. From 1995 through 1997, Mr. Passalaqua served as a board member of the Empire State Pay Phone Association. In 1996, Mr. Passalaqua purchased a Chevrolet, Buick franchise called Laqua’s 481. The family added a Pontiac, Oldsmobile and GMC Truck dealership at the same location in 2000. The franchises combined and operated until July 2008.Mr. Passalaqua is the Secretary of Digital Utilities Ventures, Inc. and the sole owner of Greenwich Holdings, LLC.

Ray Willenberg Jr.

Mr. Willenberg serves as Chairman of the Board of Directors and Executive Vice President of Rim Semiconductor, a fab less semiconductor company, which he founded in 1999.  Rim Semiconductor has developed a new DSL-based broad band access protocol, the Internet Protocol Subscriber Line (IPSL) which offers higher speeds and reach that enable service providers to use their existing equipment.  He served as President, CEO and Chairman for the Board of Rim Semiconductor from April 1997 to March 2002.  He was elected a director in October 1996.  Mr. Willenberg joined Rim Semiconductor as Vice President and corporate Secretary in 1996.

Mr. Willenberg is currently President of LIT Consulting, Inc which advises and consults with public and private companies on financing, mergers, acquisitions and public awareness.

In addition, Ray Willenberg, Jr. served on the Board of Directors for IDO Security, Inc. from August 2009 to November 2009.  IDO Security, Inc., headquartered in New York with a subsidiary in Israel, develops and markets the patented and UL-certified MagShoe ™  “shoes on” weapons metal detection system that extends screening to the lower body and feet.

He was the Founder and CEO of Mesa Mortgage Company of Southern California from 1972 through 1995, financing single and multi-family homes as a mortgage banker.

Mr. Willenberg also founded The Survivors Rehabilitation Foundation (SRF) in 1985 where he is currently Chairman and President.  SRF provides scholarships to survivors of traumatic brain injury in the San Diego, CA area to continue with the rehabilitation necessary to reach their fullest potential

Audit Committee, Nominating Committee and Financial Expert

We do not have an Audit Committee or Nominating Committee.  Mr. Joseph Passalaqua, the President, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Code of Ethics

 A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

Conflicts of Interest

Mr. Passalaqua and Mr. Willenberg will only devote a small portion of their time to affairs of the Company.  There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities.  Such conflicts may require that we attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law a fiduciary duty to our other shareholders.  In making any such sale, members of our management may consider their own personal pecuniary benefit rather  than  the  best  interests  of  the  Company  and  our other shareholders, and the other shareholders are not expected to be afforded the opportunity  to  approve  or  consent  to  any  particular  buy-out  transaction involving shares held by members of our management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any  other  affiliate  of  the  Company  except  as  described  under  Executive Compensation below. Although management has no current plans to cause the Company to do so, it is possible  that we will enter into an agreement with an  acquisition  candidate  requiring  the sale of all or a portion of the common stock held by our current stockholder to the acquisition candidate or principals  thereof, or to other individuals or business entities, or requiring some other form of payment to our current  stockholder, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholder to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to our current stockholder in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

We are in the development stage and currently have no full-time employees.  Mr. Joseph C. Passalaqua is our President and Ray Willenberg is our Secretary.  Mr. Passalaqua and Mr. Willenberg have agreed to allocate a limited portion of her time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Passalaqua and Mr. Willenberg and the potential demands of our activities.   See Item 13, “Certain Relationships and Related Transactions, and Director Independence."

The amount of time spent by Mr. Passalaqua and Mr. Willenberg on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Passalaqua  and Mr. Willenberg will actually be required to spend to locate a suitable target company. Mr. Passalaqua  and Mr.Willenberg estimate that the business plan of the Company can be implemented by devoting less than five hours per month but such figure cannot be stated with precision.

Indemnification of Directors and Officers

Section 16-10a-901 through 909 of the Utah Revised Business Corporation Act authorizes a corporation's board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees) arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation's best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation's board of directors has determined that the applicable standard of conduct set forth above has been met.

The Company's Amended and Restated Articles of Incorporation do not provide for any additional or different indemnification procedures other than those provided by the Utah Act, nor has the Company entered into any indemnity agreements with its current directors and officers regarding the granting of other or additional or contractual assurances regarding the scope of the indemnification allowed by the Utah Act. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

ITEM 11. – EXECUTIVE COMPENSATION

None of our officers or directors has received any cash remuneration. Officers will not receive any remuneration upon completion of an offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

There is no understanding or agreement regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The  following  table  sets  forth  each  person  known  by the Company to be the beneficial  owner of five  percent or more of the  common  stock of the Company and the Officers and Director separately and as a group of the Company.  Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class
Joseph C. Passalaqua 106 Glenwood Dr. S. Liverpool, NY 13090	18,779,232	53.65%

All executive officers and directors as a group	18,779,232	53.65%

Mary Evans P.O. Box 3143 Liverpool, NY 13089	3,129,872	8.94%
John F. Passalaqua 4055 Wetzel Rd. Liverpool, NY 13090	3,154,872	9.01%
Joseph J. Passalaqua and Stephanie Passalaqua 8744 Riverside House Path Brewerton, NY 13029	3,167,167	9.04%

*The amount is based on 35,000,000 shares of Common Stock outstanding as of December 31, 2009.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCE

An officer of the Company, Joseph Passalaqua, has advanced the Company $15,055. The notes accrue simple interest at a rate of 18% annually and is payable on demand. As of December 31, 2009 and 2008, the Company owed $500, and $15,055 related to these notes, and had accrued $1,486 and $27 respectively in simple interest.

As of December 31, 2009, Plantation Lifecare Developers incurred a liability to Lyboldt-Daly in the amount of $3,687.  An officer of the Company, Joseph Passalaqua, is also President of Lyboldt-Daly Inc., which has provided bookkeeping services to the Company.

As of December 31, 2009 and 2008, the Company owed $3,687, and $187 related to these bookkeeping services.

As of December 31, 2009, all activities of Plantation Lifecare Developers Inc. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Plantation Lifecare Developers for the use of these facilities and there are no commitments for future use of the facilities.

Independent Directors

Our Board of Directors is currently comprised of two directors, namely Mr. Joseph C. Passalaqua and Ray Willenberg, both of whom are not independent directors; as such term is defined under the rules of the Nasdaq Stock Market.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

Aggregate fees billed by the Company's principal accountants, MaloneBailey, LLP, for audit services and Bowers & Company CPAs PLLC for tax services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2009	FISCAL 2008
Audit Fees (1)	$10,000.00	$0
Tax Fees (2)	$850.00	$1,100.00
Other Fees	$0	$0

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by MaloneBailey, LLP, as well as the fees charged by MaloneBailey, LLP for such services.

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

PART IV.

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

Exhibit 2.1*	Agreement of Merger dated October 29, 2001 between Copernicus International Incorporated and Plantation Lifecare Developers, Inc
Exhibit 3.1*	Amended and Restated Certificate of Incorporation
Exhibit 3.2*	By-laws
Exhibit 3.3*	Certificate for Renewal and Revival of Charter
Exhibit 31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously submitted in the Registration Statement filed on April 14, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.

Date: February 16, 2010

By:	/s/ Joseph C. Passalaqua
Name: Joseph C. Passalaqua
Title: President and Director, Chief Executive Officer and Chief Financial Officer

By:	/s/ Ray Willenberg Jr.
Name: Ray Willenberg Jr.
Title: Secretary and Director