Form 10-Q
period 2010-03-31
Plantation Lifecare Developers, Inc
filed 2010-04-26
CIK 1458704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

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
35,000,000 shares of Common Stock, par value $0.0004 per share, as of April 26, 2010.

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$17	$289
Total Current Assets	$17	$289
LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$1,852	$1,246
Accounts Payable - Related Party	4,700	3,687
Related Party Note Payable	21,155	15,055
Interest Payable- Related Party	2,296	1,486
Total Liabilities	30,003	21,474
Stockholder's Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at March 31, 2010 and December 31, 2009	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,000,000 shares Issued and
Outstanding at March 31, 2010 and December 31, 2009	14,000	14,000
Additional Paid-In Capital	1,022,464	1,022,464
Deficit Accumulated During the Development Stage	(1,066,450)	(1,057,649)

Total Stockholder's Deficit	(29,986)	(21,185)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$17	$289

The accompanying notes are an integral part of these unaudited financial statements

Index

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	For the Three Months Ended		For the period from Inception January 1, 2001
	March 31,		Through
	2010	2009	March 31, 2010
Revenues:	$-	$-	$-
Expenses:
Accounting and bookkeeping	6,447	5,275	22,745
Amortization expense	-	-	3,000
Other General and administrative expense	951	297	5,896
Insurance	-	-	471,948
Legal fee - Merger	-	-	10,052
Offering cost	-	-	411,286
Outside services	593	235	8,865
Rent expense	-	-	1,260
Travel expense	-	-	2,641
Total Operating Expenses	7,991	5,807	937,693
Operating Loss	(7,991)	(5,807)	(937,693)
Other Expense
Interest expense	(810)	(93)	(128,757)
Net Loss	$(8,801)	$(5,900)	$(1,066,450)
Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	N/A
Weighted Average Common Shares
Outstanding	35,000,000	35,000,000	N/A

The accompanying notes are an integral part of these unaudited financial statements

Index

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from Inception
			January 1, 2001
	For the Three Months Ended March 31,		Through March 31, 2010
	2010	2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(8,801)	$(5,900)	$(1,066,450)
Accrued Interest Satisfied through Contributed Capital	-	-	126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes In:
Accounts Payable	606	90	1,852
Accounts Payable - Related Party	1,013	1,275	4,700
Accrued Interest	810	92	2,296
Net Cash Used in Operating Activities	(6,372)	(4,443)	(931,138)
CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	6,100	4,430	21,155
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	14,000

Net Cash Provided (used) by Financing Activities	6,100	(13)	931,155
Net (Decrease) Increase in Cash	(272)	14	17
Cash at Beginning of Period	289		-
Cash at End of Period	$17	$1	$17
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464

The accompanying notes are an integral part of these unaudited financial statements

Index

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month ended  March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and Form 10-K filed with the SEC on February 16, 2010. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2009 financial statements have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through March 31, 2010, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses  for the period from (inception) January 1, 2001 to March 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $21,155.  These notes accrue simple interest at a rate of 18% annually and are payable on demand.  As of March 31, 2010 the Company owed $21,155 related to these notes, and had accrued $2,296 in simple interest.

As of March 31, 2010, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $4,700.  Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc.  Joseph Passalaqua is President of Lyboldt-Daly, Inc. and the President and a majority shareholder in Plantation Lifecare Developers, Inc.

As of March 31, 2010, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

Index

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

Index

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

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,066,000 for the period from January 1, 2001 to March 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $289 cash on hand, and an accumulated deficit of $1,057,649.  At March 31, 2010, we had $17 cash on hand, and an accumulated deficit of $1,066,450.  See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had $17 cash on hand and an accumulated deficit of $1,066,450.  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of March 31, 2010 we have notes payable to Joseph C. Passalaqua in the amount $21,155.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of March 31, 2010 the accrued interest on these notes was $2,296.

Net cash used in operating activities was $6,372 during the three-month period ended March 31, 2010.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2010.

Net cash provided by financial activities was $6,100 during the three-month period ended March 31, 2010.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,066,450 as of March 31, 2010.  The company had net loss of $8,801 for three months ended March 31, 2010 as compared to a net loss of $5,900 for the three months ended March 31, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

WORKING CAPTIAL

We had current assets of $289 and current liabilities of $21,474 resulting in a working capital deficit of $21,185 for the year ended December 31, 2009.  We had current assets of $17 and current liabilities of $30,003, which results in working capital deficit of $29,986 for the three months ended March 31, 2010.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $2,184, or approximately 38%, from $5,807 in the three months ended March 31, 2009 to $7,991 in the three months ended March 31, 2010.  Operating expenses primarily consist of  other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, increased by $654, from $297 in the three months ended March 31, 2009 to $951 in the three months ended March 31, 2010. Professional fees, made up of accounting and legal fees increased by $1,172, from $5,275 in the three months ended March 31, 2009 to $6,447 in the three months ended March 31, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, increased by $358, from $235 in the three months ended March 31, 2009 to $593 in the three months ended March 31, 2010.  The bulk of the increase in expense was due to the Company’s accounting fees in 2010, when comparing the same three month period in 2009.

COMMON STOCK

Our board of directors is authorized to issue 250,000,000 shares of common stock, with a par value of $0.0004. There are an aggregate of 35,000,000 shares of Common Stock issued and outstanding, which are held by 268 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

During the three months ended March 31, 2010 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

Index

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.

Date: April 26,2010	By:	/s/ Joseph C. Passalaqua
	Name:	Joseph C. Passalaqua
	Title:	President (Principal Executive Officer)

PLANTATION LIFECARE DEVELOPERS, INC.

Date: April 26,2010	By:	/s/ Ray Willenberg Jr.
	Name:	Ray Willenberg Jr.
	Title:	Secretary and Director (Principal Financial Officer)