Form 10-Q
period 2010-06-30
Plantation Lifecare Developers, Inc
filed 2012-04-24
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined by   Rule 12b-2 of the Exchange Act).

Yes ( )  No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ( )                                                                                     Accelerated filer  ( )

Non-accelerated filer  ( )                                                                                       Smaller reporting company   (X)

(Do not check if a smaller reporting company)

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

35,000,000 shares of Common Stock, par value $0.0004 per share, as of June 30, 2010, period covered in this report.

35,300,000 shares of Common Stock, par value $0.0004 per share, as of April 17, 2012, date of filing this report.

PLANTATION LIFECARE DEVELOPERS INC. (A Development Stage Company)
JUNE 30, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets as of June 30, 2010 and December 31, 2009	3
	(Unaudited) Statements of Expenses For the three months ended June 30, 2010 and June 30, 2009 For the six months ended June 30, 2010 and June 30, 2009 For the period from (inception) January 1, 2001 (Inception) to June 30, 2010	4
	(Unaudited) Statements of Cash Flows For the six months ended June 30, 2010 and June 30, 2009 For the cumulative period from January 1, 2001 (Inception) to June 30, 2010	5
	Notes to Financial Statements (Unaudited)	6-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item1A	Risk Factors	14
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosure	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	SIGNATURES	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$44	$289

Total Current Assets	$44	$289

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,015	$1,246
Accounts Payable - Related Party	5,600	3,687
Related Party Note Payable	24,285	15,055
Related Party Interest Payable	3,300	1,486

Total Liabilities	35,200	21,474

Stockholder's Deficit
Preferred Stock, par value $.0004,
100,000,000 shares Authorized , 0 shares Issued and
Outstanding at June 30, 2010 and December 31, 2009	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,000,000 shares Issued and
Outstanding at June 30, 2010 and December 31, 2009	14,000	14,000
Additional Paid-In Capital	1,022,464	1,022,464
Deficit Accumulated During the Development Stage	(1,071,620)	(1,057,649)

Total Stockholder's Deficit	(35,156)	(21,185)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$44	$289

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from Inception
	June 30,		June 30,		January 1, 2001
	2010	2009	2010	2009	through June 30, 2010

Expenses:
Accounting and bookkeeping	$3,413	$1,675	$9,861	$6,950	$26,158
Amortization expense	-	-	-	-	3,000
Other General and administrative expense	353	13	879	111	4,557
Insurance	-	-	-	-	471,948
Legal fee - Merger	-	-	-	-	10,052
Offering cost	-	-	-	-	411,286
Outside services	400	1,251	992	1,486	9,265
Rent expense	-	-	-	-	1,260
Travel expense	-	-	-	-	2,641
Total Operating Expenses	4,166	2,939	11,732	8,547	940,167

Operating Loss	(4,166)	(2,939)	(11,732)	(8,547)	(940,167)

Other Expense
Interest expense	(1,004)	(299)	(1,814)	(391)	(129,761)

Income Tax Provision	-	-	(425)	(200)	(1,692)

Net Loss	$(5,170)	$(3,238)	$(13,971)	(9,138)	$(1,071,620)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	(0.00)	N/A

Weighted Average Common Shares
Outstanding	35,000,000	35,000,000	35,000,000	35,000,000	N/A

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the period from Inception
	June 30,		January 1, 2001
	2010	2009	through June 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (13,971)	$ (9,138)	$ (1,071,620)
Accrued Interest Satisfied through Contributed Capital	-	-	126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes In:
Accounts Payable	769	1,150	2,015
Accounts Payable - Related Party	1,913	900	5,600
Accrued Interest	1,814	391	3,300

Net Cash Used in Operating Activities	(9,475)	(6,697)	(934,241)

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	9,230	6,695	24,285
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	14,000

Net Cash Provided (used) by Financing Activities	9,230	6,695	934,285

Net (Decrease) Increase in Cash	(245)	(2)	44
Cash at Beginning of Period	289	14	-

Cash at End of Period	$ 44	$ 12	$ 44

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 425	$ -	$ 1,692

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$ -	$ -	$ 1,022,464

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month and period ending June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and Form 10-K filed with the SEC on February 16, 2010. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2009 financial statements have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through June 30, 2010, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses for the period from (inception) January 1, 2001 to June 30, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

An Officer of the Company, Joseph Passalaqua, has advanced the Company $24,285. These notes accrue simple interest at a rate of 18% annually and are payable on demand. As of June 30, 2010 the Company owed $24,285 related to these notes, and had accrued $3,300 in simple interest.

As of June 30, 2010, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $5,600. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc. Joseph Passalaqua is President of Lyboldt-Daly, Inc. and the President and a majority shareholder in Plantation Lifecare Developers, Inc.

As of June 30, 2010, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

6

NOTE 4 – SUBSEQUENT EVENTS

On September 1, 2010, Joseph Passalaqua, the President of Plantation Lifecare Developers, contributed 58 Elcotel Series pay telephones, 37 pedestals enclosures and 28 inside enclosures valued at $20,000 to the Company. The company currently has a $20,000 promissory note accruing simple interest of 18% annually, due to Joseph Passalaqua for this contribution.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,071,620 for the period from January 1, 2001 to June 30, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $289 cash on hand, and an accumulated deficit of $1,057,649. At June 30, 2010, we had $44 cash on hand, and an accumulated deficit of $1,071,620. See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had $44 cash on hand and an accumulated deficit of $1,071,620. Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of June 30, 2010 we have notes payable to Joseph C. Passalaqua in the amount $24,285.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of June 30, 2010 the accrued interest on these notes was $3,300.

Net cash used in operating activities was $9,475 during the six-month period ended June 30, 2010.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2010.

Net cash provided by financial activities was $9,230 during the six-month period ended June 30, 2010.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,071,620 as of June 30, 2010. The company had net loss of $13,971 for six months ended June 30, 2010 as compared to a net loss of $9,138 for the six months ended June 30, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $289 and current liabilities of $21,474 resulting in a working capital deficit of $21,185 for the year ended December 31, 2009. We had current assets of $44 and current liabilities of $35,200, which results in working capital deficit of $35,156 for the six months ended June 30, 2010.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $1,227, or approximately 42%, from $2,939 in the three months ended June 30, 2009 to $4,166 in the three months ended June 30, 2010. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, increased by $340, from $13 in the three months ended June 30, 2009 to $353 in the three months ended June 30, 2010. Professional fees, made up of accounting and legal fees increased by $1,738, from $1,675 in the three months ended June 30, 2009 to $3,413 in the three months ended June 30, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $851, from $1,251 in the three months ended June 30, 2009 to $400 in the three months ended June 30, 2010.  The bulk of the increase in expense was due to the Company’s accounting fees in 2010, when comparing the same three month period in 2009.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,185, or approximately 37%, from $8,547 in the six months ended June 30, 2009 to $11,732 in the six months ended June 30, 2010. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, increased by $768, from $111 in the six months ended June 30, 2009 to $879 in the six months ended June 30, 2010. Professional fees, made up of accounting and legal fees increased by $2,911, from $6,950 in the six months ended June 30, 2009 to $9,861 in the six months ended June 30, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $494, from $1,486 in the six months ended June 30, 2009 to $992 in the six months ended June 30, 2010.  The bulk of the increase in expense was due to the Company’s accounting fees in 2010, when comparing the same six month period in 2009.

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

PREFERRED STOCK

Our Original Certificate of Incorporation did not provide for the issuance of Preferred Stock. On November 8, 2001, a Certificate of Amendment was filed with the State of Delaware that stated that the Corporation shall have the authority to issue 350,000,000 shares of capital stock, of which 100,000,000 shares are authorized as Preferred Stock with the par value of $0.0004 per share. There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Filing.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Joseph Passalaqua is responsible for establishing and maintaining disclosure controls and procedures for the Company.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are not effective and do not comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer, Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the second quarter as covered by this report on June 30, 2010 and has concluded that and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our second fiscal quarter as covered by this report on June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

As of December 30, 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our last Annual Report on Form 10-K for the year ended December 30, 2009 on February 16, 2010 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

We have limited assets and financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenue, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss, which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

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

We have limited officers and directors.

Because management consists of only two persons, while seeking a business combination, Joseph Passalaqua, the President of the Company and Ray Willenberg Jr., the Secretary of the Company will be the only individuals responsible in conducting the day-to-day operations of the Company. We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers and one director when selecting a target company. Mr. Passalaqua and Mr. Willenberg anticipate devoting only a limited amount of time per month to the business of the Company. Mr. Passalaqua and Mr. Willenberg have not entered into a written employment agreement with the Company and they are not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Passalaqua or Mr. WillenbergNish. The loss of the services of Mr. Passalaqua or Mr. Willenberg would adversely affect development of our business and our likelihood of continuing operations.

Conflicts of interest exist between the Company and its management.

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner that is consistent with their fiduciary duties to the Company.

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

We may need additional financing.

We have very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if our currently available funds prove to be sufficient to pay for our operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, we have not investigated the availability, source, or terms that might govern the acquisition of the additional capital, which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, our operations will be limited to those that can be financed with our modest capital.

We may need to depend upon outside advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers and directors of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

We may have significant competition for business opportunities and combinations and may be at a competitive disadvantage in completing a business combination.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms are active in mergers and acquisitions of companies. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with other public companies, some of which may also have funds available for use by an acquisition candidate.

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

We do not own any intellectual property.

We do not own any patents or trademarks. Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks. Such companies are know to frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. We might not be able to withstand any third-party claims or rights against their use.

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

18

.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2010 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS.

  ITEM 6. EXHIBITS

Exhibit No.	Description
3	Certificate of Incorporation*
3.1	Certificate of Merger and Amended and Restated Certificate of Incorporation*
3.2	Certificate of Renewal and Revival of Certificate of Incorporation*
3.3	By-laws*
4.1	Form of Common Stock Certificate*
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*Previously Submitted and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.

Date: April 24, 2012	/s/ Joseph C. Passalaqua__
Name: Joseph C. Passalaqua Title: President (Principal Executive Officer)

PLANTATION LIFECARE DEVELOPERS, INC.

Date: April 24, 2012	/s/ Ray Willenberg Jr.
Name: Ray Willenberg Jr. Title: Secretary and Director (Principal Financial Officer)

