Form 10-Q
period 2010-09-30
Plantation Lifecare Developers, Inc
filed 2012-04-24
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Yes ( ) No (X )

Indicate by check mark whether the registrant is a shell company (as defined by   Rule 12b-2 of the Exchange Act).

Yes ()  No (X )

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

35,000,000 shares of Common Stock, par value $0.0004 per share, as of September 30, 2010, period covered in this report.

35,300,000 shares of Common Stock, par value $0.0004 per share, as of April 17, 2012, date of filing this report.

PLANTATION LIFECARE DEVELOPERS INC. (A Development Stage Company)
SEPTEMBER 30, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets as of September 30, 2010 and December 31, 2009	3
	(Unaudited) Statements of Expenses For the three months ended September 30, 2010 and September 30, 2009 For the nine months ended September 30, 2010 and September 30, 2009 For the period from (inception) January 1, 2001 (Inception) to September 30, 2010	4
	(Unaudited) Statements of Cash Flows For the nine months ended September 30, 2010 and September 30, 2009 For the cumulative period from January 1, 2001 (Inception) to September 30, 2010	5
	Notes to Financial Statements (Unaudited)	6-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item1A	Risk Factors	19
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosure	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	SIGNATURES	26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$564	$289
Total Current Assets	564	289

Property and Equipment:
Payphone Equipment	20,000	-
Less Accumulated Depreciation	(333)	-
Net Property and Equipment	19,667

TOTAL ASSETS	$20,231	$289

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,028	$1,246
Accounts Payable - Related Party	6,300	3,687
Related Party Note Payable	44,285	15,055
Interest Payable- Related Party	4,694	1,486

Total Liabilities	57,307	21,474

Stockholder's Deficit
Preferred Stock, par value $.0004,
100,000,000 shares Authorized , 0 shares Issued and
Outstanding at September 30, 2010 and December 31, 2009	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,000,000 shares Issued and
Outstanding at September 30, 2010 and December 31, 2009	14,000	14,000
Additional Paid-In Capital	1,022,464	1,022,464
Deficit Accumulated During the Development Stage	(1,073,540)	(1,057,649)

Total Stockholder's Deficit	(37,076)	(21,185)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$20,231	$289

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from Inception
	September 30,		September 30,		January 1, 2001
	2010	2009	2010	2009	through September 30, 2010
Revenues:
Income	$521	$-	$521	$-	$521
Cost of Services	(333)	-	(333)	-	(333)
Gross Margin	$188	$-	$188	$-	$188

Expenses:
Accounting and bookkeeping	$713	3,500	$10,574	10,450	$26,871
Amortization expense	-	-	-	-	3,000
Other General and administrative expense	-	496	880	807	4,558
Insurance	-	-	-	-	471,948
Legal fee - Merger	-	-	-	-	10,052
Offering cost	-	-	-	-	411,286
Outside services	-	243	992	1,729	9,265
Rent expense	-	-	-	-	1,260
Travel expense	-	-	-	-	2,641
Total Operating Expenses	713	4,239	12,446	12,986	940,881

Operating Loss	(525)	(4,239)	(12,258)	(12,986)	(940,693)

Other Expense
Interest expense	(1,394)	(470)	(3,208)	(860)	(131,155)

Income Tax Provision	-	-	(425)	-	(1,692)

Net Loss	$(1,919)	$(4,709)	$(15,891)	(13,846)	$(1,073,540)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	(0.00)	N/A

Weighted Average Common Shares
Outstanding	35,000,000	35,000,000	35,000,000	35,000,000	N/A

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		For the period from Inception
	September 30,		January 1, 2001
	2010	2009	through September 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(15,891)	$(13,846)	$(1,073,540)
Accrued Interest Satisfied through Contributed Capital	-	-	126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	333	-	333
Changes in operating assets and liabilities:
Accounts Payable	782	(822)	2,028
Accounts Payable - Related Party	2,613	2,700	6,300
Accrued Interest	3,208	860	4,694
Net Cash Used in Operating Activities	(8,955)	(11,108)	(933,721)

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	9,230	11,105	24,285
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	14,000
Net Cash Provided (used) by Financing Activities	9,230	11,105	934,285

Net (Decrease) Increase in Cash	275	(3)	564
Cash at Beginning of Period	289	14	-

Cash at End of Period	$564	$11	$564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$425	$-	$1,692

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$20,000		$20,000

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine-month and period ending September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and Form 10-K filed with the SEC on February 16, 2010. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2009 financial statements have been omitted.

Nature of Business

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

Revenue Recognition

The Company derives its revenue from the sources described below, which includes dial-around revenues, coin collections, and local payphone customer revenue for telephone service.

Coin revenues are recorded in an equal amount to the coins collected. Local service revenue is realized on the date the payphone customer is invoiced for telecommunication services, these are monthly charges for payphone service for local customers. Dial Around revenues are earned when a customer uses the Company’s payphone to gain access to a different long distance carrier than is already programmed into the phone. The Dial Around revenue is recognized when the billing and collection agent of the Company, APCC, calculates and compensates the Company for the use of the payphone on a quarterly basis by billing the actual party’s long distance carrier that received the calls. The date of the Dial Around revenue recognition is determined when this compensation is collected and deposited into the Company’s bank account.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $0 as of September 30, 2010.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the nine months ended September 30, 2010 was $333. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment $ 20,000.00	5 years
Accumulation Deprecation $ (333.00)
Net Value of Equipment $ 19,667.00

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses for the period from (inception) January 1, 2001 to December 31, 2010, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2010 a major shareholder and Presdient of the Company, Joseph Passalaqua, has advanced the Company $24,285. On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand. As of September 30, 2010 the Company owed $44,285 related to these notes, and had accrued $4,694 in simple interest.

As of September 30, 2010, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $6,300. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc. Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

As of September 30, 2010, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – COMMON STOCK TRANSACTIONS

As of September 30, 2010 Plantation Lifecare Developers, Inc. has 250,000,000 shares of common stock authorized at $0.0004 par value per share and 35,000,000 shares of common stock issued and outstanding.

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

On October 29, 2001, pursuant to an Agreement of Merger we merged into Plantation Lifecare Developers, Inc., a Delaware developing stage company, with the surviving corporation being Plantation Lifecare Developers, Inc.

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

On September 1, 2010 the Company’s President contributed payphones and payphone equipment.

The company is now primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

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

SERVICES AND PRODUCTS

We own, operate and manage privately owned public payphones in the State of New York. As of September 1, 2010, we own, operate, and manage 58 payphones.  The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will.  We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

The local telephone switch controls the traditional payphone technology. The local switch does not provide any services in the payphone that can benefit the owner of the phone. When we purchase phones from other companies, they come with "smart card" payphone technology. These phones have a circuit board with improved technology. The “smart card” technology allows us to determine the operational status of the payphone. It also tells us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs. Other companies manufacture the components of the payphones for the industry, including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, or the FCC, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our installed payphone base generates revenue from two principal sources: coin-calls and non-coin calls.

Coin calls:

Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

Non-Coin calls:

Non-coin revenue includes commissions from operator service telecommunications companies and a “dial-around” commission of $0.494 per call that the FCC requires sellers of long distance toll free services to pay payphone owners. The commissions for operator services are paid 45 days in arrears. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Seasonality

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because we operate in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

Significant Customers

We do not rely on a major customer for our revenue. We have a variety of small single businesses as well as some small chain stores that we service. We do not believe that we would suffer dramatically if any one customer or small chain decided to stop using our phones.

Significant Vendors

We must buy dial tone for each payphone from the local exchange carrier. As long as we pay the carrier bill, it is required to provide a dial tone. As a regulated utility, the exchange carrier may not refuse to provide us service. Alternate service exists in certain areas where Verizon competitors are located. We use alternate local service providers when we can get a better price for the service. We use long distance providers on all the payphones.

Government Regulation:

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations.

FCC Regulation and Interstate Rates:

Our services are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate telecommunications services and other matters for which the FCC has jurisdiction under the Communications Act of 1934, as amended.

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).  If the FCC regulation requiring sellers of long distance toll free services to pay payphone owners $0.494 per call is reduced or repealed, it could have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause us to go out of business. We are not aware of any proposed regulations or changes to any existing regulations.

Telecommunications Act of 1996

The Telecommunications Act of 1996, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Telecommunications Act of 1996 and technological advances.

Research and Development

We have not expended any money in the last two fiscal years on research and development activities.

Employees

The company does not have any employees.  Joseph Passalaqua is our President and Chief Executive Officer and Ray Willenberg Jr. is our Secretary and Chief Financial Officer, neither of whom have employment agreements.

Any person or entity may read and copy our reports with the Commission at the Commission’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the Commission toll free at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov where reports, proxies and other disclosure statements on public companies may be viewed by the public.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,073,540 for the period from January 1, 2001 to September 30, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $289 cash on hand, and an accumulated deficit of $1,057,649. At September 30, 2010, we had $564 cash on hand, and an accumulated deficit of $1,073,540. See “Liquidity and Capital Resources.”

COSTS RELATED TO OUR OPERATION

The principal costs related to the ongoing operation of our payphones include telecommunication costs, commissions and depreciation. Telecommunication expenses consist of payments made by us to local exchange carriers and long distance carriers for access to and use of their telecommunications networks and service and maintenance costs. Commission expense represents payments to owners or operators of the premises at which a payphone is located.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had $564 cash on hand and an accumulated deficit of $1,073,540. Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of September 30, 2010 we have notes payable to Joseph C. Passalaqua in the amount $44,285.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of September 30, 2010 the accrued interest on these notes was $4,694.

Net cash used in operating activities was $8,955 during the nine-month period ended September 30, 2010.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2010.

Net cash provided by financial activities was $9,230 during the nine-month period ended September 30, 2010.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,073,540 as of September 30, 2010. The company had net loss of $15,891 for nine months ended September 30, 2010 as compared to a net loss of $13,846 for the nine months ended September 30, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $289 and current liabilities of $21,474 resulting in a working capital deficit of $21,185 for the year ended December 31, 2009. We had current assets of $564 and current liabilities of $57,307, which results in working capital deficit of $37,076 for the nine months ended September 30, 2010.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES

Our total revenue increased by $521, from $0 for the three months ended September 30, 2009 to $521 for the three months ended September 30, 2010.

Our coin call revenue was $0 for the three months ended September 30, 2009 and $521 for the three months ended September 30, 2010.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the three months ended September 30, 2009 and $0 for the three months ended September 30, 2010. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the three months ended September 30, 2009 and $0 for the three months ended September 30, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2010 eight customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Office of Parks and Recreation – New York

NYS Park Alegany Region – New York

Taconic Hills Central School District – New York

COST OF SALES

Our overall cost of services increased by $333, from $0 in the three months ended September 30, 2009, to $333 in the three months ended September 30, 2010. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to, use of their telecommunications networks and service and maintenance costs. It also includes APCC commission fees related to “dial-around” processing, and payphone coin collection expenses or repair.

Depreciation expense is the quarterly depreciation of the payphone equipment, which is valued at $20,000. The company uses the straight line method, with a useful life of 5 years with $0 salvage value. The payphone equipment was acquired by the company on September 1, 2010.

Telecommunication costs were $0 in the three months ended September 30, 2009 and $0 in the three months ended September 30, 2010.   Depreciation expense was $0 in the three months ended September 30, 2009 and $333 in the three months ended September 30, 2010.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $3,526, from $4,239 in the three months ended September 30, 2009 to $713 in the three months ended September 30, 2010. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, decreased by $496, from $496 in the three months ended September 30, 2009 to $0 in the three months ended September 30, 2010. Professional fees, made up of accounting and legal fees decreased by $2,787, from $3,500 in the three months ended September 30, 2009 to $713 in the three months ended September 30, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $243, from $243 in the three months ended September 30, 2009 to $0 in the three months ended September 30, 2010.  The bulk of the increase in expense was due to the Company’s accounting fees in 2010, when comparing the same three month period in 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES

Our total revenue increased by $521, from $0 for the nine months ended September 30, 2009 to $521 for the nine months ended September 30, 2010.

Our coin call revenue was $0 for the nine months ended September 30, 2009 and $521 for the nine months ended September 30, 2010.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue was $0 for the nine months ended September 30, 2009 and $0 for the nine months ended September 30, 2010. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the nine months ended September 30, 2009 and $0 for the nine months ended September 30, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2010 eight customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Office of Parks and Recreation – New York

NYS Park Alegany Region – New York

Taconic Hills Central School District – New York

COST OF SALES

Our overall cost of services increased by $333, from $0 in the nine months ended September 30, 2009, to $333 in the nine months ended September 30, 2010. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

Telecommunication costs consist of payments made by us to local exchange carriers and long distance carriers for access to, use of their telecommunications networks and service and maintenance costs. It also includes APCC commission fees related to “dial-around” processing, and payphone coin collection expenses or repair.

Depreciation expense is the quarterly depreciation of the payphone equipment, which is valued at $20,000. The company uses the straight line method, with a useful life of 5 years with $0 salvage value. The payphone equipment was acquired by the company on September 1, 2010.

Telecommunication costs were $0 in the nine months ended September 30, 2009 and $0 in the nine months ended September 30, 2010.   Depreciation expense was $0 in the nine months ended September 30, 2009 and $333 in the nine months ended September 30, 2010.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $540, from $12,986 in the nine months ended September 30, 2009 to $12,446 in the nine months ended September 30, 2010. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, increased by $73, from $807 in the nine months ended September 30, 2009 to $880 in the nine months ended September 30, 2010. Professional fees, made up of accounting and legal fees increased by $124, from $10,450 in the nine months ended September 30, 2009 to $10,574 in the nine months ended September 30, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $737, from $1,729 in the nine months ended September 30, 2009 to $992 in the nine months ended September 30, 2010.  The bulk of the increase in expense was due to the Company’s accounting fees in 2010, when comparing the same six month period in 2009.

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

Our Chief Executive Officer, Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the third quarter as covered by this report on September 30, 2010 and has concluded that and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our third fiscal quarter as covered by this report on September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our last Annual Report on Form 10-K for the year ended December 31, 2009 on February 16, 2010 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

Our business is seasonal.

Our revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because we operate in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter. If we do not adequately budget our resources to get us through the low revenue periods, we may not have the resources to operate our business during such periods.

We do not have any long term contracts with our customers and the contracts that are in place may be terminated at will.

We do not have any long-term agreements with the customers of our payphones and they may terminate our contract to operate at will.  Therefore, there is no continuity to our business. Although we are trying to expand our customer base, our efforts are still in the preliminary stages. If we lose our current customers and do not have any potential new customers at the time of such termination, our results of operations and financial condition will be adversely affected.

Government regulations may change or be added that may adversely affect our ability to conduct, or how we conduct, our business.

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations.

In addition, while the FCC currently requires the sellers of long distance toll free services to pay us $0.494 cents per call, such regulations may be reduced in scope or effect or repealed, which would have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause us to go out of business.

Further, the Telecommunications Act of 1996, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the Telecommunications Act of 1996 and technological advances.

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

During the nine months ended September 30, 2010 there were no sales of securities.

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

