Form 10-K
period 2011-12-31
Plantation Lifecare Developers, Inc
filed 2012-04-25
CIK 1458704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

      .

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2010 is 35,300,000 shares, all of one class, $.004 par value per share.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]      . No [X]  .

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

ITEM 4. – MINE SAFTEY DISCLOSURE.

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

 (b) Holders. As of December 31, 2010 there were approximately 274 record holders of 35,300,000 shares of the Company's common stock.

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

(e)    Recent Sale of Unregistered Securities.  The common stock has a par value of $0.004 per share. During the year ended December 31, 2010, there were the following sales of unregistered securities

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

(f) Transfer Agent.	Holladay Stock Transfer
2939 North 67th Place Suite
Scottsdale, AZ 85251
Phone: (480) 481-3940

ITEM 6. – SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,079,382 for the period from January 1, 2001 to December 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2009, we had $289 cash on hand, and an accumulated deficit of $1,057,649. At December 31, 2010, we had $1,033 cash on hand, and an accumulated deficit of $1,079,382. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had $1,033 cash on hand and an accumulated deficit of $1,079,382. Our primary source of liquidity for the current year has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of December 31, 2010 we have notes payable to Joseph C. Passalaqua in the amount $24,285 for cash provided and $20,000 in exchange for contributed assets.  These notes are unsecured, bear a simple interest rate of 18% per annum and are payable upon demand. As of December 31, 2010 the principal on the notes was $44,285 and the accrued interest on these notes was $6,698.

Net cash used in operating activities was $11,486 during the twelve-month period ended December 31, 2010.

Net cash provided by investing activities was $0 during the twelve-month period ended December 31, 2010.

Net cash provided by financial activities was $12,230 during the twelve-month period ended December 31, 2010.

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

NET LOSS FROM OPERATIONS

The Company has a deficit accumulated during the development stage of $1,079,382 as of December 31, 2010. The company had net loss of $21,733 for year ended December 31, 2010 as compared to a net loss of $18,749 for the year ended December 31, 2009.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current and fixed assets of $19,823 and current liabilities of $59,741 resulting in a working capital deficit of $39,918 for the year ended December 31, 2010.

FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

REVENUES

Our total revenue increased by $4,174, from $0 for the year ended December 31, 2009 to $4,174 for the year ended December 31, 2010.

Our coin call revenue was $0 for the year ended December 31, 2009 and $521 for the year ended December 31, 2010.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the year ended December 31, 2009 and $0 for the year ended December 31, 2010. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the year ended December 31, 2009 and $3,653 for the year ended December 31, 2010. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2010 eight customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Office of Parks and Recreation – New York

NYS Park Alegany Region – New York

Taconic Hills Central School District – New York

COST OF SALES

Our overall cost of services increased by $4,522, from $0 in the year ended December 31, 2009, to $4,522 in the year ended December 31, 2010. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $0 in the year ended December 31, 2009 and $3,189 in the year ended December 31, 2010.   Depreciation expense was $0 in the year ended December 31, 2009 and $1,333 in the year ended December 31, 2010.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $1,194, from $17,290 in the year ended December 31, 2009 to $16,096 in the year ended December 31, 2010. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, decreased by $98, from $1,176 in the year ended December 31, 2009 to $1,078 in the year ended December 31, 2010. Professional fees, made up of accounting and legal fees decreased by $572, from $14,350 in the year ended December 31, 2009 to $13,778 in the year ended December 31, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $872, from $1,764 in the year ended December 31, 2009 to $892 in the year ended December 31, 2010.  The bulk of the decrease in expense was due to the Company’s accounting fees and stock transfer fees in 2010, when comparing the same twelve-month period in 2009.

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

As of December 31, 2010, 35,300,000 shares of common stock were issued and outstanding.

As of December 31, 2010, there are 274 shareholders of our common stock.

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

PLANTATION LIFECARE DEVELOPERS, INC.

(A Development Stage Company)

DECEMBER 31, 2010

CONTENTS

Page
Report of Independent Registered Public Accountants (December 31, 2009)	22
Report of Independent Registered Public Accountants (December 31, 2010)	23
Balance Sheets December 31, 2010 and 2009	24

Statements of Expenses
For the years ended December 31, 2010 and 2009 and
Cumulative since January 1, 2001 to December 31, 2010	25

Statement of Stockholders' Deficit
Since January 1, 2007 to December 31, 2010	26

Statements of Cash Flows
For years ended December 31, 2010 and 2009 and
Cumulative since January 1, 2001 to December 31, 2010	27

Notes to Financial Statements	28

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Plantation Lifecare Developers, Inc.
Liverpool, New York

I have audited the accompanying balance sheet of Plantation Lifecare Developers, Inc. (a development stage company) as of December 31, 2010 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period of January 1, 2001 (inception) to December 31, 2010. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements as of December 31, 2009 were audited by other auditors whose report thereon, dated February 16, 2010, expressed an unqualified opinion.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plantation Lifecare Developers, Inc. as of December 31, 2010 and the results of its operations, its cash flows and changes in stockholders' deficit from inception and for the period then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $1,079,000 cumulative loss from operations since inception and consumed $11,486 of cash through its current operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

April 25, 2012

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL Orlando, Florida

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Plantation Lifecare Developers, Inc.

Liverpool, New York

We have audited the accompanying balance sheets of Plantation Lifecare Developers, Inc. (the “Company”), as of December 31, 2009 and the related consolidated statements of expenses, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

February 16, 2010

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$1,033	$289
Accounts Receivable	123	-
Total Current Assets	1,156	289

Property and Equipment:
Payphone equipment	20,000	-
Less accumulated depreciation	(1,333)	-
Net Property and Equipment	18,667	-

TOTAL ASSETS	$19,823	$289

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$1,758	$1,246
Accounts Payable - Related Party	7,000	3,687
Related Party Note Payable	44,285	15,055
Interest Payable- Related Party	6,698	1,486

Total Current Liabilities	59,741	21,474

Total Liabilities	59,741	21,474

Stockholder's Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at December 31, 2010 and December 31, 2009	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,300,000 shares and 35,000,00 shares
Issued and Outstanding at December 31, 2010 and December 31, 2009	14,120	14,000
Additional Paid-In Capital	1,025,344	1,022,464
Deficit Accumulated During the Development Stage	(1,079,382)	(1,057,649)

Total Stockholder's Deficit	(39,918)	(21,185)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$19,823	$289

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative
	For the Year Ended		Since
	December 31,		January 1,
	2010	2009	2001 (Unaudited)

Revenues:
Income	$4,174	$-	$4,174
Cost of Services	(4,522)	-	(4,522)
Gross Margin	(348)	-	(348)

Expenses:
Accounting and bookkeeping	13,778	14,350	30,075
Amortization expense	-	-	3,000
Other General and administrative expense	1,078	1,176	4,756
Insurance	-	-	471,948
Legal fee - Merger	-	-	10,052
Offering cost	-	-	411,286
Outside services	892	1,764	9,165
Rent expense	-	-	1,260
Travel expense	-	-	2,641
Total Operating Expenses	15,748	17,290	944,183

Operating Loss	(16,096)	(17,290)	(944,531)

Other Expense
Interest expense	(5,212)	(1,459)	(133,159)

Loss Before Income Taxes	(21,308)	(18,749)	(1,077,690)

Income Tax Provision	(425)	-	(1,692)

Net Loss	$(21,733)	$(18,749)	$(1,079,382)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	35,047,671	35,000,000

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Par Value	Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholder' Equity Deficiency

Balance at January 1, 2001 (Unaudited)	3,000,170	$1,200	$-	$(1,948)	$(748)

Issuance of Common Stock at October 22, 2001	1,870,707	748	-	-	748

Issuance of Common Stock at November 8, 2001	25,129,123	10,052	-	-	10,052

Issuance of Common Stock at November 27, 2001	5,000,000	2,000	-	-	2,000

Net Loss	-	-	-	(31,085)	(31,085)

Balance as of December 31, 2001 (Unaudited)	35,000,000#	14,000	-	(33,033)#	(19,033)

Net Loss	-	-	-	(575,249)	(575,249)

Balance as of December 31, 2002 (Unaudited)	35,000,000	14,000	-	(608,282)	(594,282)

Net Loss	-	-	-	(420,988)	(420,988)

Balance as of December 31, 2003 (Unaudited)	35,000,000	14,000	-	(1,029,270)	(1,015,270)

Notes Payable and Accrued Interest Satisfied
through Contributed Capital			1,022,464	-	1,022,464

Net Loss	-	-	-	(843)	(843)

Balance as of December 31, 2004 (Unaudited)	35,000,000	14,000	1,022,464	(1,030,113)	6,351

Net Loss	-	-	-	(1,134)	(1,134)

Balance as of December 31, 2005 (Unaudited)	35,000,000	14,000	1,022,464	(1,031,247)	5,217

Net Loss	-	-	-	(3,034)	(3,034)

Balance as of December 31, 2006 (Unaudited)	35,000,000	14,000	1,022,464	(1,034,281)	2,183

Net Loss	-	-	-	(749)	(749)

Balance as of December 31, 2007	35,000,000	14,000	1,022,464	(1,035,030)	1,434

Net Loss	-	-	-	(3,870)	(3,870)

Balance as of December 31, 2008	35,000,000	14,000	1,022,464	(1,038,900)	(2,436)

Net Loss	-	-	-	(18,749)	(18,749)

Balance as of December 31, 2009	35,000,000	14,000	1,022,464	(1,057,649)	(21,185)

Issuance of Common Stock at November 3, 2010	300,000	120	2,880	-	-

Net Loss	-	-	-	(21,733)	(21,733)

Balance as of December 31, 2010	35,300,000	$14,120	$1,025,344	$(1,079,382)	$(42,918)

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Cumulative
	For the Years Ended		Since
	December 31,		January 1,
	2010	2009	2001 (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(21,733)	$(18,749)	$(1,079,382)
Accrued Interest Satisfied through Contributed Capital			126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	1,333		1,333
Changes In:
Accounts Payable	512	(490)	1,758
Accounts Payable - Related Party	3,313	3,500	7,000
Accounts Receivable	(123)		(123)
Accrued Interest	5,212	1,459	6,698

Net Cash Used in Operating Activities	(11,486)	(14,280)	(936,252)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	9,230	14,555	24,285
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	3,000	-	17,000

Net Cash Provided by Financing Activities	12,230	14,555	937,285

Net (Decrease) Increase in Cash	744	275	1,033
Cash at Beginning of Period	289	14	-

Cash at End of Period	$1,033	$289	$1,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$425	$560	$1,692

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$20,000	$-	$20,000

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

On October 29, 2008 a Certificate of Revival and Renewal was filed with the State of Delaware.

On April 14, 2009 the Company filed a Registration Statement to become a reporting company.   For the previous 28 years, we had been a dormant company, and accordingly, a development stage company, having not attained any significant revenue or operations. The financial statements have been presented in a “development stage” format. Since reorganization, our primary activities have been raising of capital, obtaining financing. We have not commenced our principal revenue producing activities and currently have no employees.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding during the year ended December 31, 2010.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the years ended December 31, 2010 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Under the modified prospective method of adoption for ASC 718, the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in ASC 718. During the period ended December 31, 2010, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2010.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $123 as of December 31, 2010.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the year ended December 31, 2010 was $1,333. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment $ 20,000.00	5 years
Accumulation Deprecation $ (1,333.00)
Net Value of Equipment $ 18,667.00

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

Recently Adopted Standards

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:  1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We do not believe that adoption of this update will have a material impact on our financial statements.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

 The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 2 - INCOME TAXES

As of December 31, 2010 and 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,079,000 and $1,057,000 that may be offset against future taxable income. The net operating loss will expire between 2021 and 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2010	2009
Net Operating Losses	$ 377,650	$ 359,380
Valuation Allowance	(377,650)	(359,380)
	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2010 a major shareholder and Presdient of the Company, Joseph Passalaqua, has advanced the Company $24,285. On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand. As of December 31, 2010 the Company owed $44,285 related to these notes, and had accrued $6,698 in simple interest.

As of December 31, 2010, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $7,000. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc. Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

As of December 31, 2010, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – COMMON STOCK TRANSACTIONS AND STOCKHOLDERS’ DEFICIT

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

On November 3, 2010, the Company issued 300,000 shares of common stock in exchange for cash valued at $120.

As of December 31, 2010 the Company has 35,300,000 shares of common stock at $.0004 par value per share issued and outstanding. The Company also has 100,000,000 shares of $.0004 par value of preferred stock authorized, of which there were no shares issued and outstanding at December 31, 2010.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 19, 2012, we engaged Micheal F. Cronin, CPA, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We did not consult with Micheal F. Cronin, CPA on any accounting issues prior to engaging them as our auditors.

During the previous year ended December 31, 2009, there were no disagreements with MaloneBailey, LLP. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, LLP would have caused MaloneBailey, LLP to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

ITEM 9. A – CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report December 31, 2010 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K on April --, 2012 for the year ended December 31, 2010 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, CPA, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin, CPA expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Our independent public accountant, Michael F. Cronin, CPA, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin, CPA expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last (fourth) fiscal quarter as covered by this report on December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Joseph C. Passalaqua	61	President and Director
Ray Willenberg	59	Secretary and Director

Mr. Joseph C. Passalaqua and Mr. Ray Willenberg Jr. shall serve as President and Secretary, respectively at the pleasure of the board of directors.

Mr. Joseph C. Passalaqua and Mr. Ray Willenberg Jr. shall serve as our directors until the next annual meeting of stockholders or until his prior death, resignation or removal and until any successors are duly elected and have qualified.

Mr. Joseph C. Passalaqua shall serve as our President until the next annual meeting of stockholders or until his prior death, resignation or removal and until any successors are duly elected and have qualified.

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of Common Stock*	Percentage of Class
5% SHAREHOLDERS (i)
Mary Evans P.O. Box 3143 Liverpool, NY 13089	3,129,872	9%

John F. Passalaqua 4055 Wetzel Rd. Liverpool, NY 13090	3,154,872	9%

Joseph J. Passalaqua and Stephanie Passalaqua 8744 Riverside House Path Brewerton, NY 13029	3,167,167	9%

OFFICERS AND DIRECTORS (ii)
Joseph C. Passalaqua 106 Glenwood Dr. S. Liverpool, NY 13090	18,779,232	54%

ALL OFFICERS AND DIRECTORS AS A GROUP (iii)	18,779,232	54%

*The amount is based on 35,300,000 shares of Common Stock outstanding as of December 31, 2010.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCE

As of December 31, 2010 an officer of the Company, Joseph Passalaqua, has advanced the Company $24,285 in cash provided and $20,000 in contributed assets. The notes accrue simple interest at a rate of 18% annually and is payable on demand. As of December 31, 2010, the Company owed $44,285 related to these notes, and had accrued $6,698 in simple interest.

As of December 31, 2010, Plantation Lifecare Developers incurred a liability to Lyboldt-Daly in the amount of $7,000. An officer of the Company, Joseph Passalaqua, is also President of Lyboldt-Daly Inc., which has provided internal accounting and bookkeeping services to the Company. As of December 31, 2010, the Company owed $7,000 related to these internal accounting and bookkeeping services.

As of December 31, 2010, all activities of Plantation Lifecare Developers Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers for the use of these facilities and there are no commitments for future use of the facilities.

Independent Directors

Our Board of Directors is currently comprised of two directors, namely Mr. Joseph C. Passalaqua and Ray Willenberg, both of whom are not independent directors; as such term is defined under the rules of the Nasdaq Stock Market.

ITEM 14. – PRINCIPAL ACCOUNTING FEES

As of March 1, 2012 the Company's principal accountant is Michael F. Cronin, CPA for audit services and accounting services.

Principal Accounting fees billed by the Company's previous principal accountants, MaloneBailey, LLP, for audit and accounting services and Bowers & Company CPAs PLLC for tax services during the years ended December 31, 2009 and December 30, 2010 were as follows:

	FISCAL 2010	FISCAL 2009
Audit Fees (1)	$10,000.00	$10,000.00
Tax Fees (2)	$465.00	$850.00
Other Fees	$0	$0

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by the previous auditor MaloneBailey, LLP and the current auditor Micheal F. Cronin, CPA for such services.

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

PLANTATION LIFECARE DEVELOPERS, INC.

Date: April 25, 2012

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President and Director

Chief Executive Officer

By: /s/ Ray Willenberg Jr.

Name: Ray Willenberg Jr.

Title: Secretary and Director

Chief Financial Officer

