Form 10-Q
period 2011-03-31
Plantation Lifecare Developers, Inc
filed 2012-04-30
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes ( ) No (X )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

( )Yes (X) No

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

35,300,000 shares of Common Stock, par value $0.0004 per share, as of March 31, 2011, period covered in this report.

35,300,000 shares of Common Stock, par value $0.0004 per share, as of April 30, 2012, date of filing this report.

PLANTATION LIFECARE DEVELOPERS INC.
(A Development Stage Company)
March 31, 2011

PART I - FINANCIAL INFORMATION
Item 1	Financial Statements	3
	(Unaudited) Balance Sheets as of March 31, 2011 and December 31, 2010
	(Unaudited Statements of Expenses	4
	For the three months ended March 31, 2011 and March 31, 2010
	For the period from January 1, 2001 (Inception) to March 31, 2011
	(Unaudited Statements of Cash Flows
	For the three months ended March 31, 2011 and March 31, 2010	5
	For the cumulative period from January 1, 2001 (Inception) to March 31, 2011
	Notes to Financial Statements (Unaudited)	6 - 7
Item 2	Management's Discussion and Analysis or Plan of Operation	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4	Controls and Procedures	16
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	23
Item 4	Mine Safety Disclosure	23
Item 5	Other Information	23
Item 6	Exhibits	25
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.

BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$303	$1,033
Accounts Receivable	703	123
Total Current Assets	1,006	1,156

Property and Equipment:
Payphone equipment	20,000	20,000
Less accumulated depreciation	(2,333)	(1,333)
Net Property and Equipment	17,667	18,667

TOTAL ASSETS	$18,673	$19,823

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$1,469	$1,758
Accounts Payable - Related Party	7,300	7,000
Related Party Notes Payable	44,685	44,285
Interest Payable- Related Party	8,685	6,698

Total Current Liabilities	62,139	59,741

Total Liabilities	62,139	59,741

Stockholder's Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at December 31, 2010 and December 31, 2009	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,300,000 shares
Issued and Outstanding at March 31, 2011 and December 31, 2010	14,120	14,120
Additional Paid-In Capital	1,028,344	1,025,344
Deficit Accumulated During the Development Stage	(1,085,930)	(1,079,382)

Total Stockholder's Deficit	(43,466)	(39,918)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$18,673	$19,823

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the period from Inception
	March 31,		January 1, 2001
	2011	2010	through March 31, 2011

Revenues:
Income	$ 3,941	$ -	$ 8,115
Cost of Services	(4,438)	-	(8,960)
Gross Margin	(497)	-	(845)

Expenses:
Accounting and bookkeeping	300	6,447	30,375
Amortization expense	-	-	3,000
Other General and administrative expense	3,044	951	7,800
Insurance	-	-	471,948
Legal fee - Merger	-	-	10,052
Offering cost	-	-	411,286
Outside services	320	593	9,485
Rent expense	-	-	1,260
Travel expense	-	-	2,641
Total Operating Expenses	3,664	7,991	947,847

Operating Loss	(4,161)	(7,991)	(948,692)

Other Expense
Interest expense	(1,987)	(810)	(135,146)

Loss Before Income Taxes	(6,148)	(8,801)	(1,083,838)

Income Tax Provision	(400)	-	(2,092)

Net Loss	$ (6,548)	$ (8,801)	$ (1,085,930)

Basic & Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Weighted Average Common Shares
Outstanding	35,300,000	35,000,000

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.

STATEMENT OF CASH FLOWS

	For the Three Months Ended		For the period from Inception
	March 31,		January 1, 2001
	2011	2010	through March 31, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (6,548)	$ (8,801)	$ (1,085,930)
Accrued Interest Satisfied through Contributed Capital			126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	1,000		2,333
Fair value of services provided by related parties	3,000	-	3,000
Changes In:
Accounts Payable	(289)	606	1,469
Accounts Payable - Related Party	300	1,013	7,300
Accounts Receivable	(580)	-	(703)
Accrued Interest	1,987	810	8,685
Net Cash Used in Operating Activities	(1,130)	(6,372)	(937,382)

CASH FLOWS FROM INVESTING
ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	400	6,100	24,685
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	17,000
Net Cash Provided by Financing Activities	400	6,100	937,685

Net (Decrease) Increase in Cash	(730)	(272)	303
Cash at Beginning of Period	1,033	289	-
Cash at End of Period	$ 303	$ 17	$ 303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 400	$ -	$ 2,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$ -	$ -	$ 1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$ -	$ -	$ 20,000

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month and period ending March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and December 31, 2010 annual filing Form 10-K filed with the SEC on April 25, 2012. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2010 financial statements have been omitted.

Nature of Business

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

Revenue Recognition

The Company derives its revenue from the sources described below, which includes dial-around revenues, coin collections, and local payphone customer revenue for telephone service.

Coin revenues are recorded in an equal amount to the coins collected. Local service revenue is realized on the date the pay-phone customer is invoiced for telecommunication services, these are monthly charges for payphone service for local customers. Dial Around revenues are earned when a customer uses the Company’s payphone to gain access to a different long distance carrier than is already programmed into the phone. The Dial Around revenue is recognized when the billing and collection agent of the Company, APCC, calculates and compensates the Company for the use of the payphone on a quarterly basis by billing the actual party’s long distance carrier that received the calls. The date of the Dial Around revenue recognition is determined when this compensation is collected and deposited into the Company’s bank account.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $703 as of March 31, 2011.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the three months ended March 31, 2011 was $2,333. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Pay-phone Equipment $ 20,000.00	5 years
Accumulation Deprecation $ (2,333.00)
Net Value of Equipment $ 17,667.00

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through March 31, 2011, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses for the period from (inception) January 1, 2001 to March 31, 2011, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2010 a major shareholder and President of the Company, Joseph Passalaqua, has loaned the Company $24,285. On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand. As of March 31, 2011 the Company owed $44,285 related to these notes, and had accrued $8,685 in simple interest.

During 2011, Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph Passalaqua is President has loaned the Company $400. This note is accruing simple interest at a rate of 18% annually and is payable on demand. As of March 31, 2011 the Company owed $400 related to this note and had accrued $0 in simple interest.

As of March 31, 2011, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $7,300. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc. Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $2,400 for the three months ended March 31, 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three-month period ended March 31, 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As of March 31, 2011, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – COMMON STOCK TRANSACTIONS

As of March 31, 2011 Plantation Lifecare Developers, Inc. has 250,000,000 shares of common stock authorized at $0.0004 par value per share and 35,300,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The local telephone switch controls the traditional pay-phone technology. The local switch does not provide any services in the payphone that can benefit the owner of the phone. When we purchase phones from other companies, they come with "smart card" payphone technology. These phones have a circuit board with improved technology. The “smart card” technology allows us to determine the operational status of the payphone. It also tells us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public. This upgrade of the phones reduces the number and frequency of service visits due to outages and other payphone-related problems and, in turn, reduces the maintenance costs. Other companies manufacture the components of the payphones for the industry, including Universal Communications and TCI, which provides handsets, key pads, totalizers, and relays.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,085,930 for the period from January 1, 2001 to March 31, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2010, we had $1,033 cash on hand, and an accumulated deficit of $1,079,382. At March 31, 2011, we had $303 cash on hand, and an accumulated deficit of $1,085,930. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had $303 cash on hand and an accumulated deficit of $1,085,930. Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of June 30, 2011 we have notes payable to Joseph C. Passalaqua in the amount $44,285 and notes payable to Cobalt Blue LLC in the amount of $400.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of March 31, 2011 the accrued interest on these notes was $8,685.

Net cash used in operating activities was $1,130 during the three-month period ended March 31, 2011.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2011.

Net cash provided by financial activities was $400 during the three-month period ended March 31, 2011.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,085,930 as of March 31, 2011. The company had net loss of $6,548for three months ended March 31, 2011 as compared to a net loss of $8,801 for the three months ended March 31, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $1,156 and current liabilities of $59,741 resulting in a working capital deficit of $39,918 for the year ended December 31, 2010. We had current assets of $1,006 and current liabilities of $62,139, resulting in working capital deficit of $43,466 for the three months ended March 31, 2011.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUES

Our total revenue increased by $3,941, from $0 for the three months ended March 31, 2010 to $3,941 for the three months ended March 31, 2011.

Our coin call revenue was $0 for the three months ended March 31, 2010 and $0 for the three months ended March 31, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the three months ended March 31, 2010 and $580 for the three months ended March 31, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the three months ended March 31, 2010 and $3,361 for the three months ended March 31, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2011 eight customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Office of Parks and Recreation – New York

NYS Park Alegany Region – New York

Taconic Hills Central School District – New York

COST OF SALES

Our overall cost of services increased by $4,438, from $0 in the three months ended March 31, 2010, to $4,438 in the three months ended March 31, 2011. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $0 in the three months ended March 31, 2010 and $3,438 in the three months ended March 31, 2011.   Depreciation expense was $0 in the three months ended March 31, 2010 and $1,000 in the three months ended March 31, 2011.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $4,327, from $7,991 in the three months ended March 31, 2010 to $3,664 in the three months ended March 31, 2011. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, increased by $2,093, from $951 in the three months ended March 31, 2010 to $3,044 in the three months ended March 31, 2011. Professional fees, made up of accounting and legal fees decreased by $6,147, from $6,447 in the three months ended March 31, 2010 to $300 in the three months ended March 31, 2011. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $273, from $593 in the three months ended March 31, 2010 to $320 in the three months ended March 31, 2011.  The bulk of the decrease in expense was due to the Company’s accounting fees in 2011, when comparing the same three month period in 2010.

COMMON STOCK

Our board of directors is authorized to issue 250,000,000 shares of common stock, with a par value of $0.0004. There are an aggregate of 35,300,000 shares of Common Stock issued and outstanding, which are held by 274 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

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

Our Chief Executive Officer, Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the first quarter as covered by this report on March 31, 2011 and has concluded that and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our first fiscal quarter as covered by this report on March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our last Annual Report on Form 10-K for the year ended December 31, 2010 on April 25, 2012 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

We have limited officers and directors.

Because management consists of only two persons, while seeking a business combination, Joseph Passalaqua, the President of the Company and Ray Willenberg Jr., the Secretary of the Company will be the only individuals responsible in conducting the day-to-day operations of the Company. We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our two officers and one director when selecting a target company. Mr. Passalaqua and Mr. Willenberg anticipate devoting only a limited amount of time per month to the business of the Company. Mr. Passalaqua and Mr. Willenberg have not entered into a written employment agreement with the Company and they are not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Passalaqua or Mr. Willenberg. The loss of the services of Mr. Passalaqua or Mr. Willenberg would adversely affect development of our business and our likelihood of continuing operations.

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

During the three months ended March 31, 2011 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS.

  ITEM 6. EXHIBITS

Exhibit No. Description

3 Certificate of Incorporation*

3.1 Certificate of Merger and Amended and Restated Certificate of Incorporation*

3.2 Certificate of Renewal and Revival of Certificate of Incorporation*

3.3 By-laws*

4.1 Form of Common Stock Certificate*

31.1 Certification of Chief Executive Officer Pursuant to Section 302.

31.2 Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended March 31, 2011 **

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*Previously Submitted and incorporated by reference herein.

**Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.

Date: April 30, 2012	/s/ Joseph C. Passalaqua__
Name: Joseph C. Passalaqua Title: President (Principal Executive Officer)

PLANTATION LIFECARE DEVELOPERS, INC.

Date: April 30, 2012	/s/ Ray Willenberg Jr.
Name: Ray Willenberg Jr. Title: Secretary and Director (Principal Financial Officer)

