Form 10-Q
period 2011-06-30
Plantation Lifecare Developers, Inc
filed 2012-04-30
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

( )Yes (X ) No

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

35,300,000 shares of Common Stock, par value $0.0004 per share, as of June 30, 2011, period covered in this report.

35,300,000 shares of Common Stock, par value $0.0004 per share, as of April 30, 2012, date of filing this report.

PLANTATION LIFECARE DEVELOPERS INC.
	(A Development Stage Company)
June 30, 2011

PART I - FINANCIAL INFORMATION
Item 1	Financial Statements	3
	(Unaudited) Balance Sheets as of June 30, 2011 and December 31, 2010
	(Unaudited) Statements of Expenses	4
	For the three months ended June 30, 2011 and June 30, 2010
	For the six months ended June 30, 2011 and June 30, 2010
	For the period from January 1, 2001 (Inception) to June 30, 2011
	(Unaudited) Statements of Cash Flows
	For the six months ended June 30, 2011 and June 30, 2010	5
	For the cumulative period from January 1, 2001 (Inception) to June 30, 2011
	Notes to Financial Statements (Unaudited)	6 - 7
Item 2	Management's Discussion and Analysis or Plan of Operation	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	17
PART II - OTHER INFORMATION
Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	24
Item 3	Defaults Upon Senior Securities	24
Item 4	Mine Safety Disclosure	24
Item 5	Other Information	24
Item 6	Exhibits	25
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.

BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$615	$1,033
Accounts Receivable	477	123
Total Current Assets	1,092	1,156

Property and Equipment:
Payphone equipment	20,000	20,000
Less accumulated depreciation	(3,333)	(1,333)
Net Property and Equipment	16,667	18,667

TOTAL ASSETS	$17,759	$19,823

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$966	$1,758
Accounts Payable - Related Party	7,600	7,000
Related Party Notes Payable	45,085	44,285
Interest Payable- Related Party	10,705	6,698

Total Current Liabilities	64,356	59,741

Total Liabilities	64,356	59,741

Stockholder's Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at December 31, 2010 and December 31, 2009	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,300,000 shares
Issued and Outstanding at June 30, 2011 and December 31, 2010	14,120	14,120
Additional Paid-In Capital	1,031,344	1,025,344
Deficit Accumulated During the Development Stage	(1,092,061)	(1,079,382)

Total Stockholder's Deficit	(46,597)	(39,918)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$17,759	$19,823

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from Inception
	June 30,		June 30,		January 1, 2001
	2011	2010	2011	2010	through June 30, 2011

Revenues:
Income	$4,211	$-	$8,152	$-	$12,326
Cost of Services	(4,822)	-	(9,260)	-	(13,782)
Gross Margin	(611)	-	(1,108)	-	(1,456)

Expenses:
Accounting and bookkeeping	300	$3,413	600	$9,861	30,675
Amortization expense	-	-	-	-	3,000
Other General and administrative expense	3,000	353	6,044	879	10,800
Insurance	-	-	-	-	471,948
Legal fee - Merger	-	-	-	-	10,052
Offering cost	-	-	-	-	411,286
Outside services	200	400	520	992	9,685
Rent expense	-	-	-	-	1,260
Travel expense	-	-	-	-	2,641
Total Operating Expenses	3,500	4,166	7,164	11,732	951,347

Operating Loss	(4,111)	(4,166)	(8,272)	(11,732)	(952,803)

Other Expense
Interest expense	(2,020)	(1,004)	(4,007)	(1,814)	(137,166)

Loss Before Income Taxes	(6,131)	(5,170)	(12,279)	(13,546)	(1,089,969)

Income Tax Provision	-	-	(400)	(425)	(2,092)

Net Loss	$(6,131)	$(5,170)	$(12,679)	$(13,971)	$(1,092,061)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	35,300,000	35,000,000	35,300,000	35,000,000

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.

STATEMENT OF CASH FLOWS

	For the Six Months Ended		For the period from Inception
	June 30,		January 1, 2001
	2011	2010	through June 30, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(12,679)	$(13,971)	$(1,092,061)
Accrued Interest Satisfied through Contributed Capital			126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	2,000		3,333
Fair value of services provided by related parties	6,000	-	6,000
Changes In:
Accounts Payable	(792)	769	966
Accounts Payable - Related Party	600	1,913	7,600
Accounts Receivable	(354)	-	(477)
Accrued Interest	4,007	1,814	10,705
Net Cash Used in Operating Activities	(1,218)	(9,475)	(937,470)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	800	9,230	25,085
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	17,000
Net Cash Provided by Financing Activities	800	9,230	938,085

Net (Decrease) Increase in Cash	(418)	(245)	615
Cash at Beginning of Period	1,033	289	-
Cash at End of Period	$615	$44	$615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 400	$ 425	$ 2,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$ -	$ -	$ 1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$ -	$ -	$ 20,000

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month and period ending June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and December 31, 2010 annual filing Form 10-K filed with the SEC on April 25, 2012. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2010 financial statements have been omitted.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $477 as of June 30, 2011.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the six months ended June 30, 2011 was $3,333. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment $ 20,000.00	5 years
Accumulation Deprecation $ (3,333.00)
Net Value of Equipment $ 16,667.00

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through June 30, 2011, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses for the period from (inception) January 1, 2001 to June 30, 2011, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2010 a major shareholder and President of the Company, Joseph Passalaqua, has loaned the Company $24,285. On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand. As of June 30, 2011 the Company owed $44,285 related to these notes, and had accrued $10,673 in simple interest.

During 2011, Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph Passalaqua is President has loaned the Company $800. These notes are accruing simple interest at a rate of 18% annually and is payable on demand. As of June 30, 2011 the Company owed $800 related to these notes and had accrued $32 in simple interest.

As of June 30, 2011, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $7,600. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc. Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $4,800 for the six months ended June 30, 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six-month period ended June 30, 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As of June 30, 2011, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – COMMON STOCK TRANSACTIONS

As of June 30, 2011 Plantation Lifecare Developers, Inc. has 250,000,000 shares of common stock authorized at $0.0004 par value per share and 35,300,000 shares of common stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,092,061 for the period from January 1, 2001 to June 30, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2010, we had $1,033 cash on hand, and an accumulated deficit of $1,079,382. At June 30, 2011, we had $615 cash on hand, and an accumulated deficit of $1,092,061. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had $615 cash on hand and an accumulated deficit of $1,092,061. Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of June 30, 2011 we have notes payable to Joseph C. Passalaqua in the amount $44,285 and notes payable to Cobalt Blue LLC in the amount of $800.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of June 30, 2011 the accrued interest on these notes was $10,705.

Net cash used in operating activities was $1,218 during the six-month period ended June 30, 2011.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2011.

Net cash provided by financial activities was $800 during six-month period ended June 30, 2011.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,092,061 as of June 30, 2011. The company had net loss of $12,679 for six months ended June 30, 2011 as compared to a net loss of $13,971 for the six months ended June 30, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $1,156 and current liabilities of $59,741 resulting in a working capital deficit of $39,918 for the year ended December 31, 2010. We had current assets of $1,092 and current liabilities of $64,356, resulting in working capital deficit of $46,597 for the six months ended June 30, 2011.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

REVENUES

Our total revenue increased by $4,211, from $0 for the three months ended June 30, 2010 to $4,211 for the three months ended June 30, 2011.

Our coin call revenue was $0 for the three months ended June 30, 2010 and $352 for the three months ended June 30, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the three months ended June 30, 2010 and $613 for the three months ended June 30, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the three months ended June 30, 2010 and $3,236 for the three months ended June 30, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2011 eight customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Office of Parks and Recreation – New York

NYS Park Alegany Region – New York

Taconic Hills Central School District – New York

COST OF SALES

Our overall cost of services increased by $4,822, from $0 in the three months ended June 30, 2010, to $4,822 in the three months ended June 30, 2011. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $0 in the three months ended June 30, 2010 and $3,822 in the three months ended June 30, 2011.   Depreciation expense was $0 in the three months ended June 30, 2010 and $1,000 in the three months ended June 30, 2011.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $666, from $4,166 in the three months ended June 30, 2010 to $3,500 in the three months ended June 30, 2011. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, increased by $2,647, from $353 in the three months ended June 30, 2010 to $3,000 in the three months ended June 30, 2011. Professional fees, made up of accounting and legal fees decreased by $3,113, from $3,413 in the three months ended June 30, 2010 to $300 in the three months ended June 30, 2011. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $200, from $400 in the three months ended June 30, 2010 to $200 in the three months ended June 30, 2011.  The bulk of the decrease in expense was due to the Company’s accounting fees in 2011, when comparing the same three month period in 2010.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

REVENUES

Our total revenue increased by $8,152, from $0 for the six months ended June 30, 2010 to $8,152 for the six months ended June 30, 2011.

Our coin call revenue was $0 for the six months ended June 30, 2010 and $352 for the six months ended June 30, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the six months ended June 30, 2010 and $1,193 for the six months ended June 30, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $0 for the six months ended June 30, 2010 and $6,597 for the six months ended June 30, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2011 eight customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Office of Parks and Recreation – New York

NYS Park Alegany Region – New York

Taconic Hills Central School District – New York

COST OF SALES

Our overall cost of services increased by $9,260, from $0 in the six months ended June 30, 2010, to $9,260 in the six months ended June 30, 2011. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $0 in the six months ended June 30, 2010 and $7,260 in the six months ended June 30, 2011.   Depreciation expense was $0 in the six months ended June 30, 2010 and $2,000 in the six months ended June 30, 2011.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $4,568, from $11,732 in the six months ended June 30, 2010 to $7,164 in the six months ended June 30, 2011. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, increased by $5,165, from $879 in the six months ended June 30, 2010 to $6,044 in the six months ended June 30, 2011. Professional fees, made up of accounting and legal fees decreased by $9,261, from $9,861 in the six months ended June 30, 2010 to $600 in the six months ended June 30, 2011. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $472, from $992 in the six months ended June 30, 2010 to $520 in the six months ended June 30, 2011.  The bulk of the decrease in expense was due to the Company’s accounting fees in 2011, when comparing the same six month period in 2010.

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

Our Chief Executive Officer, Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the second quarter as covered by this report on June 30, 2011 and has concluded that and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our first fiscal quarter as covered by this report on June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2011 there were no sales of securities.

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

101 Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended June 30, 2011 **

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

