Form 10-Q/A
period 2011-03-31
Plantation Lifecare Developers, Inc
filed 2012-05-02
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

35,300,000 shares of Common Stock, par value $0.0004 per share, as of May 2, 2012, date of filing this report.

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

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $2,400 for the three months ended March 31, 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three-month period ended March 31, 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition.

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

101 Interactive Data Files for Highlight Networks, Inc. 10Q/A for the Period Ended March 31, 2011 **

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

PLANTATION LIFECARE DEVELOPERS, INC.

Date: May 2, 2012	/s/ Joseph C. Passalaqua__
Name: Joseph C. Passalaqua Title: President (Principal Executive Officer)

PLANTATION LIFECARE DEVELOPERS, INC.

Date: May 2, 2012	/s/ Ray Willenberg Jr.
Name: Ray Willenberg Jr. Title: Secretary and Director (Principal Financial Officer)

