Form 10-Q/A
period 2011-06-30
Plantation Lifecare Developers, Inc
filed 2012-05-02
CIK 1458704

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

35,300,000 shares of Common Stock, par value $0.0004 per share, as of May 1, 2012, date of filing this report.

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

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $4,800 for the six months ended June 30, 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six-month period ended June 30, 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

101 Interactive Data Files for Highlight Networks, Inc. 10Q/A for the Period Ended June 30, 2011 **

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

