Form 10-Q/A
period 2011-09-30
Plantation Lifecare Developers, Inc
filed 2012-05-02
CIK 1458704

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q/A. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine-month and period ending September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and December 31, 2010 annual filing Form 10-K filed with the SEC on April 25, 2012. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2010 financial statements have been omitted.

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

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $7,200 for the nine months ended September 30, 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the nine-month period ended September 30, 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

101 Interactive Data Files for Highlight Networks, Inc. 10Q/A for the Period Ended September 30, 2011 **

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

