Form 10-K/A
period 2010-12-31
Plantation Lifecare Developers, Inc
filed 2012-05-09
CIK 1458704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

Amendment No.1

 ( Mark One)

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of the period ended in the report, December 31, 2010 is 35,300,000 shares, all of one class, $.004 par value per share.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of the date the report was filed, May 9, 2012 is 5,300,000 shares, all of one class, $.004 par value per share.

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

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]      . No [X]  .

EXPLANATORY NOTE:

This 12/31/2010 10K Amendment No. 1 is being filed in regards to a 12/31/2010 10K that was filed under an incorrect year end of 12/31/2011 on April 25, 2012 and a second 12/31/2010 10K that was filed incorrectly without classifying it as an Amendment and without an explanatory note directly after on the same date of April 25, 2012.

2

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

FCC Regulation and Interstate Rates :

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

ITEM 4. – MINE SAFTEY DISCLOSURE.

Not Applicable.

PART II.

ITEM 5. – MARKET FOR REGISTRANT’S RELATED STOCKHOLDER MATTERS AND SMALL BUISNESS ISSUER PURCHASES OF EQUITY SECURITIES

 (a)    Market Information . There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company's common stock is not trading on any public trading market or stock exchange.

 (b) Holders. As of December 31, 2010 there were approximately 274 record holders of 35,300,000 shares of the Company's common stock.

 (c)   Dividend Policy . We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

 (d)  Securities Authorized for Issuance Under Equity Compensation Plans . We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)     Recent Sale of Unregistered Securities ..  The common stock has a par value of $0.004 per share. During the year ended December 31, 2010, there were the following sales of unregistered securities

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

11/3/2010 Purchase of 50,000 shares of C/S @ $0.01 per share

(f) Transfer Agent .	Holladay Stock Transfer
2939 North 67 th Place Suite
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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes .

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

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $1,152, from $17,290 in the year ended December 31, 2009 to $15,748 in the year ended December 31, 2010. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense and postage and delivery expenses and franchise tax, decreased by $98, from $1,176 in the year ended December 31, 2009 to $1,078 in the year ended December 31, 2010. Professional fees, made up of accounting and legal fees decreased by $572, from $14,350 in the year ended December 31, 2009 to $13,778 in the year ended December 31, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $872, from $1,764 in the year ended December 31, 2009 to $892 in the year ended December 31, 2010.  The bulk of the decrease in expense was due to the Company’s accounting fees and stock transfer fees in 2010, when comparing the same twelve-month period in 2009.

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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $1,079,000 cumulative loss from operations since inception and consumed $11,486 of cash through its current operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

May 9, 2012

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

April 25, 2012

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

The accompanying notes are an integral part of these financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Par Value	Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholder' Equity Deficiency

Balance at January 1, 2001 (Unaudited)	3,000,170	$1,200	$-	$(1,948)	$(748)

Issuance of Common Stock at October 22, 2001	1,870,707	748	-	-	748

Issuance of Common Stock at November 8, 2001	25,129,123	10,052	-	-	10,052

Issuance of Common Stock at November 27, 2001	5,000,000	2,000	-	-	2,000

Net Loss	-	-	-	(31,085)	(31,085)

Balance as of December 31, 2001 (Unaudited)	35,000,000#	14,000	-	(33,033)#	(19,033)

Net Loss	-	-	-	(575,249)	(575,249)

Balance as of December 31, 2002 (Unaudited)	35,000,000	14,000	-	(608,282)	(594,282)

Net Loss	-	-	-	(420,988)	(420,988)

Balance as of December 31, 2003 (Unaudited)	35,000,000	14,000	-	(1,029,270)	(1,015,270)

Notes Payable and Accrued Interest Satisfied
through Contributed Capital			1,022,464	-	1,022,464

Net Loss	-	-	-	(843)	(843)

Balance as of December 31, 2004 (Unaudited)	35,000,000	14,000	1,022,464	(1,030,113)	6,351

Net Loss	-	-	-	(1,134)	(1,134)

Balance as of December 31, 2005 (Unaudited)	35,000,000	14,000	1,022,464	(1,031,247)	5,217

Net Loss	-	-	-	(3,034)	(3,034)

Balance as of December 31, 2006 (Unaudited)	35,000,000	14,000	1,022,464	(1,034,281)	2,183

Net Loss	-	-	-	(749)	(749)

Balance as of December 31, 2007	35,000,000	14,000	1,022,464	(1,035,030)	1,434

Net Loss	-	-	-	(3,870)	(3,870)

Balance as of December 31, 2008	35,000,000	14,000	1,022,464	(1,038,900)	(2,436)

Net Loss	-	-	-	(18,749)	(18,749)

Balance as of December 31, 2009	35,000,000	14,000	1,022,464	(1,057,649)	(21,185)

Issuance of Common Stock at November 3, 2010	300,000	120	2,880	-	3,000

Net Loss	-	-	-	(21,733)	(21,733)

Balance as of December 31, 2010	35,300,000	$14,120	$1,025,344	$(1,079,382)	$(39,918)

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

Recently Adopted Standards

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:  1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  We do not believe that adoption of this update will have a material impact on our financial statements.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income .  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

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

As of December 31, 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K on April 25, 2012 and Amendment to the Annual Report on Form 10-K/A on May 9, 2012 for the year ended December 31, 2010 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, CPA, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin, CPA expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

We are in the development stage and currently have no full-time employees.  Mr. Joseph C. Passalaqua is our President and Ray Willenberg is our Secretary.  Mr. Passalaqua and Mr. Willenberg have agreed to allocate a limited portion of her time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Passalaqua and Mr. Willenberg and the potential demands of our activities.   See Item 13, “ Certain Relationships and Related Transactions, and Director Independence."

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

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by the previous auditor MaloneBailey, LLP and the current auditor Michael F. Cronin, CPA for such services.

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

PART IV.

ITEM 15. – EXHIBITS

Exhibit No. Description

3 Certificate of Incorporation*

3.1 Certificate of Merger and Amended and Restated Certificate of Incorporation*

3.2 Certificate of Renewal and Revival of Certificate of Incorporation*

3.3 By-laws*

4.1 Form of Common Stock Certificate*

 31.1 Certification of Chief Executive Officer Pursuant to Section 302.

31.2 Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files for Highlight Networks, Inc. 10K/A for the Period Ended December 31, 2010 **

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

Date: May 9, 2012

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President and Director

Chief Executive Officer

By: /s/ Ray Willenberg Jr.

Name: Ray Willenberg Jr.

Title: Secretary and Director

Chief Financial Officer

