Form 10-K/A
period 2011-12-31
Plantation Lifecare Developers, Inc
filed 2012-05-14
CIK 1458704

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

Amendment No. 1

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2011 is 35,300,000 shares, all of one class, $.004 par value per share.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ( )       No  (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( )    No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(X ) Yes ( ) No

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

(Check one)

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( )      . No (X)  ..

Explanatory Note:

This 12/31/2011 10K Amendment No. 1 is being filed as Amendment because the previous year's filing, 12/31/2010 10K was filed under an incorrect year end of 12/31/2011 on April 25, 2012. In order to complete the submission with the SEC for the correct year the document must be an Amendment.

1

PART I.

FORWARD-LOOKING INFORMATION

All statements contained in this Form 10K/A, other than statements of historical facts, which address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10 are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10K/A, unless the context requires otherwise, "we" or "us" or “us" means Plantation Lifecare Developers, Inc.

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

 (b) Holders. As of December 31, 2011 there were approximately 274 record holders of 35,300,000 shares of the Company's common stock.

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

During the current year ended December 31, 2011, there were no sales of unregistered securities.

During the previous year ended December 31, 2010, there were the following sales of unregistered securities:

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

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,118,588 for the period from January 1, 2001 to December 31, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2010, we had $1,033 cash on hand, and an accumulated deficit of $1,079,382. At December 31, 2011, we had $80 cash on hand, and an accumulated deficit of $1,118,588. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had $80 cash on hand and an accumulated deficit of$1,119,988. Our primary source of liquidity for the fiscal year has been from borrowing from related parties, Joseph C. Passalaqua, President of the Company and a principal stockholder and Cobalt Blue LLC. As of December 31, 2011 we have notes payable to Joseph C. Passalaqua in the amount $44,285 and notes payable to Cobalt Blue, LLC in the amount of $800.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of December 30, 2011 the accrued interest on these notes was $14,796.

Net cash used in operating activities was $1,753 during the twelve-month period ended December 31, 2011.

Net cash provided by investing activities was $0 during the twelve-month period ended December 31, 2011

Net cash provided by financial activities was $800 during the twelve-month period ended December 31, 2011.

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

NET LOSS FROM OPERATIONS

The Company has a deficit accumulated during the development stage of $1,118,588 as of December 31, 2011. The company had net loss of $39,206 for year ended December 31, 2011 as compared to a net loss of $21,733 for the year ended December 31, 2010.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current and fixed assets of $15,572 and current liabilities of $82,696 resulting in a working capital deficit of $67,124 for the year ended December 31, 2011.

FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

REVENUES

Our total revenue increased by $11,595, from $4,174 for the year ended December 31, 2010 to $15,769 for the year ended December 31, 2011.

Our coin call revenue was $521 for the year ended December 31, 2010 and $362 for the year ended December 31, 2011.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the year ended December 31, 2010 and $2,366 for the year ended December 31, 2011. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $3,653 for the year ended December 31, 2010 and $13,041 for the year ended December 31, 2011. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of December 31, 2011 eight customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Office of Parks and Recreation – New York

NYS Park Alegany Region – New York

Taconic Hills Central School District – New York

COST OF SALES

Our overall cost of services increased by $13,811, from $4,522 in the year ended December 31, 2010, to $18,333 in the year ended December 31, 2011. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $3,189 in the year ended December 31, 2010 and $14,333 in the year ended December 31, 2011.   Depreciation expense was $1,033 in the year ended December 31, 2010 and $4,000 in the year ended December 31, 2011.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $12,396, from $15,748 in the year ended December 31, 2010 to $28,144 in the year ended December 31, 2011. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. Other G&A expenses, made up primarily of office expense, postage and delivery expenses and the fair value of services rendered by officers, increased by $10,966, from $1,078 in the year ended December 31, 2010 to $12,044 in the year ended December 31, 2011. Professional fees, made up of accounting and legal fees increased by $1,722, from $13,788 in the year ended December 31, 2010 to $15,500 in the year ended December 31, 2011. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $292, from $892 in the year ended December 31, 2010 to $600 in the year ended December 31, 2011.  The bulk of the increase in expense was due to the Company’s G&A expenses and Accounting fees in 2011, when comparing the same twelve-month period in 2010.

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

As of December 31, 2011, 35,300,000 shares of common stock were issued and outstanding.

As of December 31, 2011, there are 274 shareholders of our common stock.

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

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial statements for the years ended December 31, 2010 and December 31, 2011, including the notes thereto, together with the report of independent certified public accountants thereon, are presented below.

PLANTATION LIFECARE DEVELOPERS, INC.

(A Development Stage Company)

DECEMBER 31, 2011

CONTENTS

Page
Report of Independent Registered Public Accountants (December 31, 2011)	19
Balance Sheets December 31, 2011 and 2010	20
Statements of Expenses for the years ended December 31, 2011 and 2010
& Comulative since January 1, 2011 to December 31, 2011	21
Statement of Stockholders' Deficit
From January 1, 2007 to December 31, 2011	22
Statements of Cash Flows
For the years ended December 31, 2011 and 2010
& Cumulative since January 1, 2001 to December 31, 2011	22
Notes to Financials	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Rochester, New York

Board of Directors and Shareholders
Plantation Lifecare Developers, Inc.
Liverpool, New York

I have audited the accompanying balance sheets of Plantation Lifecare Developers, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period of January 1, 2001 (inception) to December 31, 2011. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plantation Lifecare Developers, Inc. as of December 31, 2011 and 2010 and the results of its operations, its cash flows and stockholders' deficit for the years then ended and from inception to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $1,118,588 cumulative loss from operations since inception and consumed $1,753 of cash through its current operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

May 9, 2012

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL Rochester, New York

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$80	$1,033
Accounts Receivable	825	123
Total Current Assets	905	1,156

Property and Equipment:
Payphone equipment	20,000	20,000
Less accumulated depreciation	(5,333)	(1,333)
Net Property and Equipment	14,667	18,667

TOTAL ASSETS	$15,572	$19,823

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$315	$1,758
Accounts Payable - Related Party	8,500	7,000
Accrued Liabilities	14,000	-
Related Party Notes Payable	45,085	44,285
Interest Payable- Related Party	14,796	6,698

Total Current Liabilities	82,696	59,741

Total Liabilities	82,696	59,741

Stockholder's Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at December 31, 2011 and December 31, 2010	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,300,000 shares Issued and
Outstanding at December 31, 2011 and December 31, 2010	14,120	14,120
Additional Paid-In Capital	1,037,344	1,025,344
Deficit Accumulated During the Development Stage	(1,118,588)	(1,079,382)

Total Stockholder's Deficit	(67,124)	(39,918)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$15,572	$19,823

The accompanying notes are an integral part of these audited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cumulative
	For the Year Ended		Since
	December 31,		January 1,
	2011	2010	2001 (Unaudited)

Revenues:
Income	$15,769	$4,174	$19,943
Cost of Services	(18,333)	(4,522)	(22,855)
Gross Margin	(2,564)	(348)	(2,912)

Expenses:
Accounting and bookkeeping	15,500	13,778	45,575
Amortization expense	-	-	3,000
Other General and administrative expense	12,044	1,078	16,800
Insurance	-	-	471,948
Legal fee - Merger	-	-	10,052
Offering cost	-	-	411,286
Outside services	600	892	9,765
Rent expense	-	-	1,260
Travel expense	-	-	2,641
Total Operating Expenses	28,144	15,748	972,327

Operating Loss	(30,708)	(16,096)	(975,239)

Other Expense
Interest expense	(8,098)	(5,212)	(141,257)

Loss Before Income Taxes	(38,806)	(21,308)	(1,116,496)

Income Tax Provision	(400)	(425)	(2,092)

Net Loss	$(39,206)	$(21,733)	$(1,118,588)

Basic & Diluted Loss per Common Share	$(0)	$(0)

Weighted Average Common Shares
Outstanding	35,300,000	35,047,671

The accompanying notes are an integral part of these audited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Par Value	Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholder' Equity Deficiency

Balance at January 1, 2001 (Unaudited)	3,000,170	$1,200	$-	$(1,948)	$(748)

Issuance of Common Stock at October 22, 2001	1,870,707	748	-	-	748

Issuance of Common Stock at November 8, 2001	25,129,123	10,052	-	-	10,052

Issuance of Common Stock at November 27, 2001	5,000,000	2,000	-	-	2,000

Net Loss	-	-	-	(31,085)	(31,085)

Balance as of December 31, 2001 (Unaudited)	35,000,000	$14,000	-	(33,033)	$(19,033)

Net Loss	-	-	-	(575,249)	(575,249)

Balance as of December 31, 2002 (Unaudited)	35,000,000	14,000	-	(608,282)	(594,282)

Net Loss	-	-	-	(420,988)	(420,988)

Balance as of December 31, 2003 (Unaudited)	35,000,000	14,000	-	(1,029,270)	(1,015,270)

Notes Payable and Accrued Interest Satisfied
through Contributed Capital			1,022,464	-	1,022,464

Net Loss	-	-	-	(843)	(843)

Balance as of December 31, 2004 (Unaudited)	35,000,000	14,000	1,022,464	(1,030,113)	6,351

Net Loss	-	-	-	(1,134)	(1,134)

Balance as of December 31, 2005 (Unaudited)	35,000,000	14,000	1,022,464	(1,031,247)	5,217

Net Loss	-	-	-	(3,034)	(3,034)

Balance as of December 31, 2006 (Unaudited)	35,000,000	14,000	1,022,464	(1,034,281)	2,183

Net Loss	-	-	-	(749)	(749)

Balance as of December 31, 2007	35,000,000	14,000	1,022,464	(1,035,030)	1,434

Net Loss	-	-	-	(3,870)	(3,870)

Balance as of December 31, 2008	35,000,000	14,000	1,022,464	(1,038,900)	(2,436)

Net Loss	-	-	-	(18,749)	(18,749)

Balance as of December 31, 2009	35,000,000	14,000	1,022,464	(1,057,649)	(21,185)

Issuance of Common Stock at November 3, 2010	300,000	120	2,880	-	3,000

Net Loss	-	-	-	(21,733)	(21,733)

Balance as of December 31, 2010	35,300,000	14,120	1,025,344	(1,079,382)	(39,918)

Donated Services	-	-	12,000	-	12,000

Net Loss	-	-	-	(39,206)	(39,206)

Balance as of December 31, 2011	35,300,000	$14,120	$1,037,344	$(1,118,588)	$(67,124)

The accompanying notes are an integral part of these audited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Cumulative
	For the Years Ended		Since
	December 31,		January 1,
	2011	2010	2001 (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(39,206)	$(21,733)	$(1,118,588)
Accrued Interest Satisfied through Contributed Capital			126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	4,000	1,333	5,333
Fair value of services provided by related parties	12,000	-	12,000
Changes In:
Accounts Payable	(1,443)	512	315
Accounts Payable - Related Party	1,500	3,313	8,500
Accounts Receivable	(702)	(123)	(825)
Accrued Expenses	14,000	-	14,000
Accrued Interest	8,098	5,212	14,796
Net Cash Used in Operating Activities	(1,753)	(11,486)	(938,005)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	800	9,230	25,085
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	3,000	17,000
Net Cash Provided by Financing Activities	800	12,230	938,085

Net (Decrease) Increase in Cash	(953)	744	80
Cash at Beginning of Period	1,033	289	-

Cash at End of Period	$80	$1,033	$80

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	400	425	2,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$-	$20,000	$20,000

The accompanying notes are an integral part of these audited financial statements

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding during the year ended December 31, 2011.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the years ended December 31, 2011 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2011, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2011, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service revenue. The Accounts Receivable was $123 as of December 31, 2010 and $825 as of December 31, 2011.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the year ended December 31, 2011 was $5,333. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment $ 20,000.00	5 years
Accumulation Deprecation $ (5,333.00)
Net Value of Equipment $ 14,667.00

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

NOTE 2 - INCOME TAXES

As of December 31, 2011 and 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,118,000 and $1,079,000 that may be offset against future taxable income. The net operating loss will expire between 2021 and 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2011	2010
Net Operating Losses	$ 391,300	$ 377,650
Valuation Allowance	(391,300)	(377,650)
	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2010 a major shareholder and President of the Company, Joseph Passalaqua, has loaned the Company $24,285. On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand. As of December 31, 2011 the Company owed $44,285 related to these notes, and had accrued $14,691 in simple interest.

During 2011, Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph Passalaqua is President has loaned the Company $800. These notes are accruing simple interest at a rate of 18% annually and is payable on demand. As of December 31, 2011 the Company owed $800 related to these notes and had accrued $105 in simple interest.

As of December 31, 2011, Plantation Lifecare Developers, Inc. has incurred a liability to Lyboldt-Daly, Inc. in the amount of $16,000. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc. Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $9,600 for the year ended December 31, 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the year ended December 31, 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As of December 31, 2011, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

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

As of December 31, 2011 the Company has 35,300,000 shares of common stock at $.0004 par value per share issued and outstanding. The Company also has 100,000,000 shares of $.0004 par value of preferred stock authorized, of which there were no shares issued and outstanding at December 31, 2011.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 19, 2012, we engaged Micheal F. Cronin, CPA, an independent registered public accounting firm, as our principal independent accountant for the years ended December 31, 2010 and December 31, 2011 with the approval of our board of directors. We did not consult with Micheal F. Cronin, CPA on any accounting issues prior to engaging him as our auditor.

During the year ended December 31, 2009, there were no disagreements with MaloneBailey, LLP. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, LLP would have caused MaloneBailey, LLP to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

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

Our Chief Executive Officer Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report December 31, 2011 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K/A on May 14, 2012 for the year ended December 31, 2011 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, CPA, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin, CPA expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our last (fourth) fiscal quarter as covered by this report on December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9. B – OTHER INFORMATION

None.

PART III.

ITEM 10. – DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERANCE

Set forth below is the name of our Officers and Directors.

Name	Age	Position Held
Joseph C. Passalaqua	62	President and Director
Ray Willenberg	60	Secretary and Director

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

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

*The amount is based on 35,300,000 shares of Common Stock outstanding as of December 31, 2011.

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

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCE

As of December 31, 2011 an officer of the Company, Joseph Passalaqua, has advanced the Company $24,285 in cash provided and $20,000 in contributed assets. The notes accrue simple interest at a rate of 18% annually and is payable on demand. As of December 31, 2011, the Company owed $44,285 related to these notes, and had accrued $14,691 in simple interest.

During 2011, Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph Passalaqua is President has loaned the Company $800. These notes are accruing simple interest at a rate of 18% annually and is payable on demand. As of December 31, 2011 the Company owed $800 related to these notes and had accrued $105 in simple interest.

As of December 31, 2011, all activities of Plantation Lifecare Developers Inc. have been conducted by corporate officers from either their homes or business offices. During 2011, the Company has accrued $1,000 monthly for services donated by related parties. As of December 31, 2011 the total of donated services was valued $12,000. Currently, there are no outstanding debts owed by Plantation Lifecare Developers for the use of these facilities and there are no commitments for future use of the facilities.

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

Principal Accounting fees billed by the Company's previous principal accountants, MaloneBailey, LLP, for audit and accounting services and Bowers & Company CPAs PLLC for tax services during the years ended December 31, 2011 and December 30, 2010 were as follows:

	FISCAL 2011	FISCAL 2010
Audit Fees (1)	$6,500.00	$10,000.00
Tax Fees (2)	$0	$ 465.00
Other Fees	$0	$0

(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by the auditor Micheal F. Cronin, CPA for such services.

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

PART IV.

ITEM 15. – EXHIBITS

Exhibit No. Description

3 Certificate of Incorporation*

3.1 Certificate of Merger and Amended and Restated Certificate of Incorporation*

3.2 Certificate of Renewal and Revival of Certificate of Incorporation*

3.3 By-laws*

4.1 Form of Common Stock Certificate*

 31.1 Certification of Chief Executive Officer Pursuant to Section 302.

31.2 Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files for Plantation Lifecare Developers, Inc. 10K/A for the Period Ended December 31, 2011 **

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

Date: May 11, 2012

By: /s/ Joseph C. Passalaqua

Name: Joseph C. Passalaqua

Title: President and Director

Chief Executive Officer

By: /s/ Ray Willenberg Jr.

Name: Ray Willenberg Jr.

Title: Secretary and Director

Chief Financial Officer

