Form 10-Q
period 2012-03-31
Plantation Lifecare Developers, Inc
filed 2012-05-23
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by   Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

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

 Non-accelerated filer  ☐                                                                 Smaller reporting company   ☑

(Do not check if a smaller reporting company)

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

35,300,000 shares of Common Stock, par value $0.0004 per share, as of March 31, 2012, period covered in this report.

35,300,000 shares of Common Stock, par value $0.0004 per share, as of May 23, 2012, date of filing this report.

PLANTATION LIFECARE DEVELOPERS INC. (A Development Stage Company)
MARCH 31, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	(Unaudited) Balance Sheets as of March 31, 2012 and December 31, 2011	3
	(Unaudited) Statements of Operations For the three months ended March 31, 2012 and March 31, 2011 For the period from (inception) January 1, 2001 (Inception) to March 31, 2012	4
	(Unaudited) Statements of Cash Flows For the three months ended March 31, 2012 and March 31, 2011 For the cumulative period from January 1, 2001 (Inception) to March 31, 2012	5
	Notes to Financial Statements (Unaudited)	6-7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item1A	Risk Factors	18
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosure	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	SIGNATURES	25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$294	$80
Accounts Receivable	591	825
Total Current Assets	885	905

Property and Equipment:
Payphone equipment	20,000	20,000
Less accumulated depreciation	(6,333)	(5,333)
Net Property and Equipment	13,667	14,667

TOTAL ASSETS	$14,552	$15,572

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$400	$315
Accounts Payable - Related Party	16,000	8,500
Accrued Liabilities	6,500	14,000
Related Party Notes Payable	45,535	45,085
Interest Payable- Related Party	16,824	14,796

Total Current Liabilities	85,259	82,696

Total Liabilities	85,259	82,696

Stockholder's Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at March 31, 2012 and December 31, 2011	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,300,000 shares Issued and
Outstanding at March 31, 2012 and December 31, 2011	14,120	14,120
Additional Paid-In Capital	1,040,344	1,037,344
Deficit Accumulated During the Development Stage	(1,125,171)	(1,118,588)

Total Stockholder's Deficit	(70,707)	(67,124)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$14,552	$15,572

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
	Three Months Ended		Since
	March 31,		January 1,
	2012	2011	2001 (Unaudited)

Revenues:
Income	$3,468	$3,941	$23,411
Cost of Services	(4,278)	(4,438)	(27,133)
Gross Margin	(810)	(497)	(3,722)

Expenses:
Accounting and bookkeeping	-	300	45,575
Amortization expense	-	-	3,000
Other General and administrative expense	3,005	3,044	19,805
Insurance	-	-	471,948
Legal fee - Merger	-	-	10,052
Offering cost	-	-	411,286
Outside services	40	320	9,805
Rent expense	-	-	1,260
Travel expense	-	-	2,641
Total Operating Expenses	3,045	3,664	975,372

Operating Loss	(3,855)	(4,161)	(979,094)

Other Expense
Interest expense	(2,028)	(1,987)	(143,285)

Loss Before Income Taxes	(5,883)	(6,148)	(1,122,379)

Income Tax Provision	(700)	(400)	(2,792)

Net Loss	$(6,583)	$(6,548)	$(1,125,171)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	35,300,000	35,300,000

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative
	Three Months Ended		Since
	March 31,		January 1, 2001
	2012	2011	(Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(6,583)	$(6,548)	$(1,125,171)
Accrued Interest Satisfied through Contributed Capital			126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	1,000	1,000	6,333
Fair value of services provided by related parties	3,000	3,000	15,000
Changes In:
Accounts Payable	85	(289)	400
Accounts Payable - Related Party	-	300	16,000
Accounts Receivable	234	(580)	(591)
Accrued Expenses	-	-	6,500
Accrued Interest	2,028	1,987	16,824
Net Cash Used in Operating Activities	(236)	(1,130)	(938,241)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	450	400	25,535
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	17,000
Net Cash Provided by Financing Activities	450	400	938,535

Net (Decrease) Increase in Cash	214	(730)	294
Cash at Beginning of Period	80	1,033	-

Cash at End of Period	$294	$303	$294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$700	$400	$2,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$-	$-	$20,000
Accrued Liabilities reclassified as Related Party Accounts Payable	$7,500	$-	$7,500

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month and period ending March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and December 31, 2011 annual filing Form 10-K/A filed with the SEC on May 14, 2012. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2011 financial statements have been omitted.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of March 31, 2012, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2012, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $591 as of March 31, 2012.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the three months ended March 31, 2012 was $1,000. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Asset	Rate

Payphone Equipment $ 20,000.00	5 years
Accumulation Deprecation $ (6,333.00)
Net Value of Equipment $ 13,667.00

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through March 31, 2012, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses for the period from (inception) January 1, 2001 to March 31, 2012, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2012 a major shareholder and President of the Company, Joseph Passalaqua, has loaned the Company $24,735. On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand. As of March 31, 2012 the Company owed $44,735 related to these notes, and has accrued $16,683 in simple interest.

During 2011, Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph Passalaqua is President has loaned the Company $800. This note is accruing simple interest at a rate of 18% annually and is payable on demand. As of March 31, 2012 the Company owed $800 related to this note and has accrued $141 in simple interest.

As of March 31, 2012, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $16,000. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc. Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

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

As of March 31, 2012, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – COMMON STOCK TRANSACTIONS

As of March 31, 2012 Plantation Lifecare Developers, Inc. has 250,000,000 shares of common stock authorized at $0.0004 par value per share and 35,300,000 shares of common stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,085,930 for the period from January 1, 2001 to March 31, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2011, we had $80 cash on hand, and an accumulated deficit of $1,118,588. At March 31, 2012, we had $294 cash on hand, and an accumulated deficit of $1,125,171. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had $294 cash on hand and an accumulated deficit of $1,125,171. Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of March 31, 2012 we have notes payable to Joseph C. Passalaqua in the amount $44,735 and notes payable to Cobalt Blue LLC in the amount of $800.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of March 31, 2012 the accrued interest on these notes was $16,824.

Net cash used in operating activities was $236 during the three-month period ended March 31, 2012.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2012.

Net cash provided by financial activities was $450 during the three-month period ended March 31, 2012.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,125,171 as of March 31, 2012. The company had net loss of $6,583 for three months ended March 31, 2012 as compared to a net loss of $6,548 for the three months ended March 31, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $905 and current liabilities of $82,696 resulting in a working capital deficit of $81,791 at December 31, 2011. We had current assets of $885 and current liabilities of $85,259, resulting in working capital deficit of $84,374 at March 31, 2012.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

REVENUES

Our total revenue decreased by $473, from $3,941 for the three months ended March 31, 2011 to $3,468 for the three months ended March 31, 2012.

Our coin call revenue was $0 for the three months ended March 31, 2011 and $0 for the three months ended March 31, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $580 for the three months ended March 31, 2011 and $534 for the three months ended March 31, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $3,361 for the three months ended March 31, 2011 and $2,934 for the three months ended March 31, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of March 31, 2012 six customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York

Berlin Central School - New York

Coxsackie Correctional Facility – New York

Grafton Lake State Park – New York

Greene Correctional Facility – New York

NYS Park Alegany Region – New York

COST OF SALES

Our overall cost of services decreased by $160, from $4,438 in the three months ended March 31, 2011, to $4,278 in the three months ended March 31, 2012. The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $3,438 in the three months ended March 31, 2011 and $3,278 in the three months ended March 31, 2012.   Depreciation expense was $1,000 in the three months ended March 31, 2011 and $1,000 in the three months ended March 31, 2012.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $619, from $3,664 in the three months ended March 31, 2011 to $3,045 in the three months ended March 31, 2012. Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, decreased by $39, from $3,044 in the three months ended March 31, 2011 to $3,005 in the three months ended March 31, 2012. Professional fees, made up of accounting and legal fees decreased by $300, from $300 in the three months ended March 31, 2011 to $0 in the three months ended March 31, 2012. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, decreased by $280, from $320 in the three months ended March 31, 2011 to $40 in the three months ended March 31, 2012.  The bulk of the decrease in expense was due to the Company’s accounting fees and outside services in 2012, when comparing the same three month period in 2011.

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

Our Chief Executive Officer, Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the first quarter as covered by this report on March 31, 2012 and has concluded that and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our first fiscal quarter as covered by this report on March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our last Annual Report on Form 10-K/A for the year ended December 31, 2011 on May 14, 2012 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

During the three months ended March 31, 2012 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS

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

101 Interactive Data Files for Plantation Lifecare Developers, Inc. 10Q for the Period Ended March 31, 2012 **

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

PLANTATION LIFECARE DEVELOPERS, INC.

Date: May 23, 2012	By: /s/ Joseph C. Passalaqua
Name: Joseph C. Passalaqua Title: President and Director (Principal Executive Officer)

PLANTATION LIFECARE DEVELOPERS, INC.

Date: May 23, 2012	By: /s/ Ray Willenberg Jr.
Name: Ray Willenberg Jr. Title: Secretary and Director (Principal Financial Officer)

