Form 10-Q
period 2012-06-30
Plantation Lifecare Developers, Inc
filed 2012-08-22
CIK 1458704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-53625

PLANTATION LIFECARE DEVELOPERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1614060
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

7325 Oswego Road
Liverpool, New York	13090
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (315) 451-4889

(Former Name or Former Address, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
35,300,000 shares of Common Stock, par value $0.0004 per share, as of June 30, 2012, period covered in this report.
35,300,000 shares of Common Stock, par value $0.0004 per share, as of  August 22, 2012, date of filing this report.

PLANTATION LIFECARE DEVELOPERS, INC.

FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1	FINANCIAL STATEMENTS
	(Unaudited) Balance Sheets as of June 30, 2012 and December 31, 2011	3
	(Unaudited) Statements of Operations
	For the three months ended June 30, 2012 and June 30, 2011
	For the six months ended June 30, 2012 and June 30, 2011	4
	For the period from (inception) January 1, 2001 (Inception) to June 30, 2012
	(Unaudited) Statements of Cash Flows
	For the six months ended June 30, 2012 and June 30, 2011	5
	For the cumulative period from January 1, 2001 (Inception) to June 30, 2012
	Notes to Financial Statements (Unaudited)	6-8

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4	CONTROLS AND PROCEDURES	18

	PART II

ITEM 1	LEGAL PROCEEDINGS	20

ITEM 1A	RISK FACTORS	20

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4	MINE SAFETY DISCLOSURES	25

ITEM 5	OTHER INFORMATION	25

ITEM 6	EXHIBITS	26

	SIGNATURES	27

EXHIBIT 31.1	SECTION 302 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Page Numbers
(Unaudited) Balance Sheets as of June 30, 2012 and December 31, 2011	3
(Unaudited) Statements of Operations
For the three months ended June 30, 2012 and June 30, 2011
For the six months ended June 30, 2012 and June 30, 2011	4
For the period from (inception) January 1, 2001 (Inception) to June 30, 2012
(Unaudited) Statements of Cash Flows
For the six months ended June 30, 2012 and June 30, 2011	5
For the cumulative period from January 1, 2001 (Inception) to June 30, 2012
Notes to Financial Statements (Unaudited)	6-8

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$254	$80
Accounts Receivable	2,268	825
Total Current Assets	2,522	905

Property and Equipment:
Payphone equipment	20,000	20,000
Less accumulated depreciation	(7,333)	(5,333)
Net Property and Equipment	12,667	14,667

TOTAL ASSETS	$15,189	$15,572

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$1,581	$315
Accounts Payable - Related Party	16,000	8,500
Accrued Liabilities	1,900	14,000
Related Party Notes Payable	55,025	45,085
Interest Payable- Related Party	19,045	14,796

Total Current Liabilities	93,551	82,696

Total Liabilities	93,551	82,696

Stockholders' Deficit
Preferred Stock, par value $.0004, 10,000,000 shares Authorized , 0 shares Issued and Outstanding at June 30, 2012 and December 31, 2011	-	-
Common Stock, par value $.0004, 250,000,000 shares Authorized, 35,300,000 shares Issued and Outstanding at June 30, 2012 and December 31, 2011	14,120	14,120
Additional Paid-In Capital	1,043,344	1,037,344
Deficit Accumulated During the Development Stage	(1,135,826)	(1,118,588)

Total Stockholders' Deficit	(78,362)	(67,124)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,189	$15,572

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three Months Ended		Six Months Ended		Since
	June 30,		June 30,		January 1,
	2012	2011	2012	2011	2001 (Unaudited)

Revenues:
Income	$3,551	$4,211	$7,019	$8,152	$26,962
Cost of Services	(3,906)	(4,822)	(8,184)	(9,260)	(31,039)
Gross Margin	(355)	(611)	(1,165)	(1,108)	(4,077)

Expenses:
Accounting and bookkeeping	3,400	300	3,400	600	48,975
Amortization expense	-	-	-	-	3,000
Other General and administrative expense	3,103	3,000	6,108	6,044	22,908
Insurance	-	-	-	-	471,948
Legal fee - Merger	-	-	-	-	10,052
Offering cost	-	-	-	-	411,286
Outside services	1,576	200	1,616	520	11,381
Rent expense	-	-	-	-	1,260
Travel expense	-	-	-	-	2,641
Total Operating Expenses	8,079	3,500	11,124	7,164	983,451

Operating Loss	(8,434)	(4,111)	(12,289)	(8,272)	(987,528)

Other Expense
Interest expense	(2,221)	(2,020)	(4,249)	(4,007)	(145,506)

Loss Before Income Taxes	(10,655)	(6,131)	(16,538)	(12,279)	(1,133,034)

Income Tax Provision	-	-	(700)	(400)	(2,792)

Net Loss	$(10,655)	$(6,131)	$(17,238)	$(12,679)	$(1,135,826)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	35,300,000	35,300,000	35,300,000	35,300,000

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative
	Six Months Ended		Since
	June 30,		January 1,
	2012	2011	2001 (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(17,238)	$(12,679)	$(1,135,826)
Accrued Interest Satisfied through Contributed Capital			126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	2,000	2,000	7,333
Fair value of services provided by related parties	6,000	6,000	18,000
Changes In:
Accounts Payable	1,266	(792)	1,581
Accounts Payable - Related Party	7,500	600	16,000
Accounts Receivable	(1,443)	(354)	(2,268)
Accrued Expenses	(12,100)	-	1,900
Accrued Interest	4,249	4,007	19,045
Net Cash Used in Operating Activities	(9,766)	(1,218)	(947,771)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	9,940	800	35,025
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	17,000
Net Cash Provided by Financing Activities	9,940	800	948,025

Net (Decrease) Increase in Cash	174	(418)	254
Cash at Beginning of Period	80	1,033	-

Cash at End of Period	$254	$615	$254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$700	$400	$2,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$-	$-	$20,000
Accrued Liabilities reclassified as Related Party Accounts Payable	$7,500	$-	$7,500

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month and period ending June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and December 31, 2011 annual filing Form 10-K/A filed with the SEC on May 14, 2012. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2011 financial statements have been omitted.

Emerging Growth Company Critical Accounting Policy Disclosure:

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2012, there was no deferred revenue.

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2012, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $2,268 as of June 30, 2012.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the six months ended June 30, 2012 was $2,000.  Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

Assets		Rate

Payphone Equipment	$20,000.00	5 year
Accumulated Depreciation	$(7,333.00)
Net Value of Equipment	$12,667.00

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through June 30, 2012, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses for the period from (inception) January 1, 2001 to June 30, 2012, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2012 a major shareholder and President of the Company, Joseph Passalaqua, has loaned the Company $24,735.  On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand.  As of June 30, 2012 the Company owed $44,735 related to these notes and has accrued $18,690 in simple interest.

During 2011 and 2012, Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph Passalaqua is President has loaned the Company $10,290. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand.  As of June 30, 2012 the Company owed $10,290 related to these notes and has accrued $355 in simple interest.

As of June 30, 2012, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $16,000 and has an additional accrued liability of $1,900.  Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc.  Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $4,800 for the six-month period ended June 30, 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six-month period ended June 30, 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As of June 30, 2012, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – COMMON STOCK TRANSACTIONS

As of June 30, 2012 Plantation Lifecare Developers, Inc. has 250,000,000 shares of common stock authorized at $0.0004 par value per share and 35,300,000 shares of common stock issued and outstanding.

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

November 8, 2001, a Certificate of Merger and Amended and Restated Certificate of Incorporation were filed with the State of Delaware. We intended to construct and operate life care communities which  combine modern, specially designed resort villas,  access to assisted-care living and modern skilled nursing hospitals in the Caribbean and South America. Since 2001, we had not cmenced planned principal operations.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,085,930 for the period from January 1, 2001 to June 30, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2011, we had $80 cash on hand, and an accumulated deficit of $1,118,588.  At June 30, 2012, we had $254 cash on hand, and an accumulated deficit of $1,135,826.  See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had $254 cash on hand and an accumulated deficit of $1,135,826.  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of June 30, 2012 we have notes payable to Joseph C. Passalaqua in the amount $44,735 and notes payable to Cobalt Blue LLC in the amount of $10,290.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of June 30, 2012 the accrued interest on these notes was $19,045.

Net cash used in operating activities was $9,766 during the six-month period ended June 30, 2012.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2012.

Net cash provided by financial activities was $9,940 during the six-month period ended June 30, 2012.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,135,826 as of June 30, 2012.  The company had net loss of $17,238 for six months ended June 30, 2012 as compared to a net loss of $12,679 for the six months ended June 30, 2011.

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $905 and current liabilities of $82,696 resulting in a working capital deficit of $67,124 at December 31, 2011.  We had current assets of $2,522 and current liabilities of $93,551, resulting in working capital deficit of $78,362 at June 30, 2012.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

REVENUES

Our total revenue decreased by $660, from $4,211 for the three months ended June 30, 2011 to $3,551 for the three months ended June 30, 2012.

Our coin call revenue was $362 for the three months ended June 30, 2011 and $0 for the three months ended June 30, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $613 for the three months ended June 30, 2011 and $452 for the three months ended June 30, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $3,236 for the three months ended June 30, 2011 and $3,099 for the three months ended June 30, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2012 six customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York
Berlin Central School - New York
Coxsackie Correctional Facility – New York
Grafton Lake State Park – New York
Greene Correctional Facility – New York
NYS Park Alleghany Region – New York

COST OF SALES

Our overall cost of services decreased by $916, from $4,822 in the three months ended June 30, 2011, to $3,906 in the three months ended June 30, 2012.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $3,822 in the three months ended June 30, 2011 and $2,906 in the three months ended June 30, 2012.   Depreciation expense was $1,000 in the three months ended June 30, 2011 and $1,000 in the three months ended June 30, 2012.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $4,579, from $3,500 in the three months ended June 30, 2011 to $8,079 in the three months ended June 30, 2012.  Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, increased by $103, from $3,000 in the three months ended June 30, 2011 to $3,103 in the three months ended June 30, 2012. Professional fees, made up of accounting and legal fees increased by $3,100, from $300 in the three months ended June 30, 2011 to $3,400 in the three months ended June 30, 2012. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, increased by $1,376, from $200 in the three months ended June 30, 2011 to $1,576 in the three months ended June 30, 2012.  The bulk of the increase in expense was due to the Company’s accounting fees and outside services in 2012, when comparing the same three month period in 2011.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

REVENUES

Our total revenue decreased by $1,133, from $8,152 for the six months ended June 30, 2011 to $7,019 for the six months ended June 30, 2012.

Our coin call revenue was $362 for the six months ended June 30, 2011 and $0 for the six months ended June 30, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $1,193 for the six months ended June 30, 2011 and $986 for the six months ended June 30, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $6,597 for the six months ended June 30, 2011 and $6,033 for the six months ended June 30, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of June 30, 2012 six customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York
Berlin Central School - New York
Coxsackie Correctional Facility – New York
Grafton Lake State Park – New York
Greene Correctional Facility – New York
NYS Park Alegany Region – New York

COST OF SALES

Our overall cost of services decreased by $1,076, from $9,260 in the six months ended June 30, 2011, to $8,184 in the six months ended June 30, 2012.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $7,260 in the six months ended June 30, 2011 and $6,184 in the six months ended June 30, 2012.   Depreciation expense was $2,000 in the six months ended June 30, 2011 and $2,000 in the six months ended June 30, 2012.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,960, from $7,164 in the six months ended June 30, 2011 to $11,124 in the six months ended June 30, 2012.  Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, increased by $64, from $6,044 in the six months ended June 30, 2011 to $6,108 in the six months ended June 30, 2012. Professional fees, made up of accounting and legal fees increased by $2,800, from $600 in the six months ended June 30, 2011 to $3,400 in the six months ended June 30, 2012. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, increased by $1,096, from $520 in the six months ended June 30, 2011 to $1,616 in the six months ended June 30, 2012.  The bulk of the increase in expense was due to the Company’s accounting fees and outside services in 2012, when comparing the same six month period in 2011.

CRITICAL ACCOUNTING POLICIES

Emerging Growth Company. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

• have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

• submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•         disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•  Had a public float of less than $ 75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•  In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•  In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a Smaller Reporting Company.  Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from the same exemptions and exclusions as an Emerging Growth Company.  In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to the exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company

COMMON STOCK

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

Our Chief Executive Officer, Joseph Passalaqua, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the second quarter as covered by this report on June 30, 2012 and has concluded that and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of our second fiscal quarter as covered by this report on June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2012 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS.
  ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3	Certificate of Incorporation*

3.1	Certificate of Merger and Amended and Restated Certificate of Incorporation*

3.2	Certificate of Renewal and Revival of Certificate of Incorporation*

3.3	By-laws*

4	Form of Common Stock Certificate*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Previously submitted and incorporated by reference herein.

Reports on Form 8-K

Description	Form	Filing Date

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.
Date: August 22, 2012
	By:	/s/ JOSEPH C. PASSALAQUA
Joseph C. Passalaqua
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2012	By:	/s/ RAY WILLENBERG JR.
Ray Willenberg Jr.
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)