Form 10-Q/A
period 2012-06-30
Plantation Lifecare Developers, Inc
filed 2012-09-14
CIK 1458704

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

Explanatory Note

Plantation Lifecare Developers, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 22, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART III EXHIBITS.
  ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3	Certificate of Incorporation*

3.1	Certificate of Merger and Amended and Restated Certificate of Incorporation*

3.2	Certificate of Renewal and Revival of Certificate of Incorporation*

3.3	By-laws*

4	Form of Common Stock Certificate*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	XBRL INSTANCE DOCUMENTS

101 SCH	XBRL TAXONOMY EXTENSION SCHEMA

101 CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101 DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101 LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101 PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Previously submitted and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION LIFECARE DEVELOPERS, INC.
Date: September 13, 2012
	By:	/s/ JOSEPH C. PASSALAQUA
Joseph C. Passalaqua
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2012	By:	/s/ RAY WILLENBERG JR.
Ray Willenberg Jr.
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)