Form 10-Q
period 2012-09-30
Plantation Lifecare Developers, Inc
filed 2012-10-24
CIK 1458704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
35,300,000 shares of Common Stock, par value $0.0004 per share, as of September 30, 2012, period covered in this report.
35,300,000 shares of Common Stock, par value $0.0004 per share, as of  October 24, 2012, date of filing this report.

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
SEPTEMBER 30, 2012

	PART I - FINANCIAL INFORMATION	Page

ITEM 1	FINANCIAL STATEMENTS
	(Unaudited) Balance Sheets as of September 30, 2012 and December 31, 2011	3
	(Unaudited) Statements of Operations
	For the three months ended September 30, 2012 and September 30, 2011
	For the nine months ended September 30, 2012 and September 30, 2011	4
	For the period from (inception) January 1, 2001 (Inception) to September 30, 2012
	(Unaudited) Statements of Cash Flows
	For the nine months ended September 30, 2012 and September 30, 2011	5
	For the cumulative period from January 1, 2001 (Inception) to September 30, 2012
	Notes to Financial Statements (Unaudited)	6-8

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4	CONTROLS AND PROCEDURES	18

	PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	20

ITEM 1A	RISK FACTORS	20

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4	MINE SAFETY DISCLOSURES	25

ITEM 5	OTHER INFORMATION	25

ITEM 6	EXHIBITS	26

	SIGNATURES	27

EXHIBIT 31.1	SECTION 302 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Page Numbers
(Unaudited) Balance Sheets as of September 30, 2012 and December 31, 2011	3
(Unaudited) Statements of Operations
For the three months ended September 30, 2012 and September 30, 2011
For the nine months ended September 30, 2012 and September 30, 2011	4
For the period from (inception) January 1, 2001 (Inception) to September 30, 2012
(Unaudited) Statements of Cash Flows
For the nine months ended September 30, 2012 and September 30, 2011	5
For the cumulative period from January 1, 2001 (Inception) to September 30, 2012
Notes to Financial Statements (Unaudited)	6-8

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$795	$80
Accounts Receivable	1,070	825
Total Current Assets	1,865	905

Property and Equipment:
Payphone equipment	20,000	20,000
Less accumulated depreciation	(8,333)	(5,333)
Net Property and Equipment	11,667	14,667

TOTAL ASSETS	$13,532	$15,572

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$1,500	$315
Accounts Payable - Related Party	17,250	8,500
Accrued Liabilities	1,900	14,000
Related Party Notes Payable	55,025	45,085
Interest Payable- Related Party	21,542	14,796

Total Current Liabilities	97,217	82,696

Total Liabilities	97,217	82,696

Stockholders' Deficit
Preferred Stock, par value $.0004,
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at September 30, 2012 and December 31, 2011	-	-
Common Stock, par value $.0004,
250,000,000 shares Authorized, 35,300,000 shares Issued and
Outstanding at September 30, 2012 and December 31, 2011	14,120	14,120
Additional Paid-In Capital	1,046,344	1,037,344
Deficit Accumulated During the Development Stage	(1,144,149)	(1,118,588)

Total Stockholders' Deficit	(83,685)	(67,124)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,532	$15,572

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		Since
	September 30,		September 30,		January 1,
	2012	2011	2012	2011	2001 (Unaudited)

Revenues:
Income	$3,349	$3,864	$10,369	$12,017	$30,312
Cost of Services	(4,171)	(4,657)	(12,355)	(13,917)	(35,210)
Gross Margin	(822)	(793)	(1,986)	(1,900)	(4,898)

Expenses:
Accounting and bookkeeping	1,900	300	5,300	900	50,875
Amortization expense	-	-	-	-	3,000
Other General and administrative expense	3,105	3,000	9,213	9,044	26,013
Insurance	-	-	-	-	471,948
Legal fee - Merger	-	-	-	-	10,052
Offering cost	-	-	-	-	411,286
Outside services	-	-	1,616	520	11,381
Rent expense	-	-	-	-	1,260
Travel expense	-	-	-	-	2,641
Total Operating Expenses	5,005	3,300	16,129	10,464	988,456

Operating Loss	(5,827)	(4,093)	(18,115)	(12,364)	(993,354)

Other Expense
Interest expense	(2,496)	(2,045)	(6,746)	(6,053)	(148,003)

Loss Before Income Taxes	(8,323)	(6,138)	(24,861)	(18,417)	(1,141,357)

Income Tax Provision	-	-	(700)	(400)	(2,792)

Net Loss	$(8,323)	$(6,138)	$(25,561)	$(18,817)	$(1,144,149)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	35,300,000	35,300,000	35,300,000	35,300,000

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative
	Nine Months Ended		Since
	September 30,		January 1,
	2012	2011	2011 (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(25,561)	$(18,817)	$(1,144,149)
Accrued Interest Satisfied through Contributed Capital	-	-	126,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization	3,000	3,000	8,333
Fair value of services provided by related parties	9,000	9,000	18,000
Changes In:
Accounts Payable	1,185	(1,359)	1,500
Accounts Payable - Related Party	8,750	900	17,250
Accounts Receivable	(245)	(600)	(1,070)
Accrued Expenses	(12,100)	-	1,900
Accrued Interest	6,746	6,053	21,542
Net Cash Used in Operating Activities	(9,225)	(1,823)	(950,230)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
Proceeds from Related Party Note Payable	9,940	800	38,025
Proceeds from Notes Payable	-	-	896,000
Proceeds from Sale of Common Stock	-	-	17,000
Net Cash Provided by Financing Activities	9,940	800	951,025

Net (Decrease) Increase in Cash	715	(1,023)	795
Cash at Beginning of Period	80	1,033	-

Cash at End of Period	$795	$10	$795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$700	$400	$2,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes Payable and Accrued Interest Satisfied through Contributed Capital	$-	$-	$1,022,464
Related Party Note Payable for Contributed Payphone Equipment	$-	$-	$20,000
Accrued Liabilities reclassified as Related Party Accounts Payable	$8,750	$-	$8,750

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the nine-month and period ending September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in Plantation Lifecare Developers, Inc.’s Form 10-12G filed with SEC on April 14, 2009 and December 31, 2011 annual filing Form 10-K/A filed with the SEC on May 14, 2012. Notes to the financial statements which would substantially duplicate the disclosure required in Plantation Lifecare Developers, Inc. fiscal 2011 financial statements have been omitted.

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2012, there was no deferred revenue.

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2012, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable will consist of Local Service revenue. The Accounts Receivable was $1,070 as of September 30, 2012.

Fixed Assets

Fixed assets are stated at cost. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. Depreciation expense for the nine months ended September 30, 2012 was $3,000.  Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:
Assets		Rate

Payphone Equipment	$20,000.00	5 year
Accumulated Depreciation	$(8,333.00)
Net Value of Equipment	$11,667.00

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Plantation Lifecare Developers, Inc. (hereto referred to as the “Company”) had negative working capital and an accumulated deficit incurred through September 30, 2012, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred net losses for the period from (inception) January 1, 2001 to September 30, 2012, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

PLANTATION LIFECARE DEVELOPERS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2008-2012 a major shareholder and President of the Company, Joseph Passalaqua, has loaned the Company $24,735.  On September 1, 2010, Joseph Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand.  As of September 30, 2012 the Company owed $44,735 related to these notes and has accrued $20,720 in simple interest.

During 2011 and 2012, Cobalt Blue LLC, of which Mary Passalaqua, the wife of Joseph Passalaqua is President has loaned the Company $10,290. All of these notes accrue simple interest at a rate of 18% annually and are payable on demand. As of September 30, 2012 the Company owed $10,290 related to these notes and has accrued $822 in simple interest.

As of September 30, 2012, Plantation Lifecare Developers, Inc. incurred a liability to Lyboldt-Daly, Inc. in the amount of $17,250 and has an additional accrued liability of $1,250. Lyboldt-Daly, Inc. completed the bookkeeping and internal accounting for Plantation Lifecare Developers, Inc.  Joseph Passalaqua is President of Lyboldt-Daly, Inc. and a majority shareholder in Plantation Lifecare Developers, Inc.

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $7,200 for the nine-month period ended September 30, 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the nine-month period ended September 30, 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As of September 30, 2012, all activities of Plantation Lifecare Developers, Inc. have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by Plantation Lifecare Developers, Inc. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – COMMON STOCK TRANSACTIONS

As of September 30, 2012 Plantation Lifecare Developers, Inc. has 250,000,000 shares of common stock authorized at $0.0004 par value per share and 35,300,000 shares of common stock issued and outstanding.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,144,149 for the period from January 1, 2001 to June 30, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At December 31, 2011, we had $80 cash on hand, and an accumulated deficit of $1,118,588.  At September 30, 2012, we had $795 cash on hand, and an accumulated deficit of $1,144,149.  See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had $795 cash on hand and an accumulated deficit of $1,144,149.  Our primary source of liquidity has been from borrowing from the President of the company and principal stockholder, Joseph C. Passalaqua and Cobalt Blue LLC. As of September 30, 2012 we have notes payable to Joseph C. Passalaqua in the amount $44,735 and notes payable to Cobalt Blue LLC in the amount of $10,290.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of September 30, 2012 the accrued interest on these notes was $21,542.

Net cash used in operating activities was $9,225 during the nine-month period ended September 30, 2012.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2012.

Net cash provided by financial activities was $9,940 during the nine-month period ended September 30, 2012.

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
NET LOSS FROM OPERATIONS

The Company has a cumulative net loss of $1,144,149 as of September 30, 2012.  The company had net loss of $25,561 for nine months ended September 30, 2012 as compared to a net loss of $18,817 for the nine months ended September 30, 2011.
CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WORKING CAPTIAL

We had current assets of $905 and current liabilities of $82,696 resulting in a working capital deficit of $67,124 at December 31, 2011.  We had current assets of $1,865 and current liabilities of $97,217, resulting in working capital deficit of $83,685 at September 30, 2012.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

REVENUES

Our total revenue decreased by $515, from $3,864 for the three months ended September 30, 2011 to $3,349 for the three months ended September 30, 2012.

Our coin call revenue was $0 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $560 for the three months ended September 30, 2011 and $209 for the three months ended September 30, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $3,304 for the three months ended September 30, 2011 and $3,140 for the three months ended September 30, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2012 six customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York
Berlin Central School - New York
Coxsackie Correctional Facility – New York
Grafton Lake State Park – New York
Greene Correctional Facility – New York
NYS Park Alleghany Region – New York

COST OF SALES

Our overall cost of services decreased by $486, from $4,657 in the three months ended September 30, 2011, to $4,171 in the three months ended September 30, 2012.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $3,657 in the three months ended September 30, 2011 and $3,171 in the three months ended September 30, 2012.   Depreciation expense was $1,000 in the three months ended September 30, 2011 and $1,000 in the three months ended September 30, 2012.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $1,705, from $3,300 in the three months ended September 30, 2011 to $5,005 in the three months ended September 30, 2012.  Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, increased by $105, from $3,000 in the three months ended September 30, 2011 to $3,105 in the three months ended September 30, 2012. Professional fees, made up of accounting and legal fees increased by $1,600, from $300 in the three months ended September 30, 2011 to $1,900 in the three months ended September 30, 2012. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. There were $0 in outside services, usually made up primarily of stock transfer company fees and incorporating services for both the three months ended September 30, 2011 and the three months ended September 30, 2012.  The bulk of the increase in expense was due to the Company’s accounting fees in 2012, when comparing the same three month period in 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

REVENUES

Our total revenue decreased by $1,648, from $12,017 for the nine months ended September 30, 2011 to $10,369 for the nine months ended September 30, 2012.

Our coin call revenue was $362 for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2012.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $1,754 for the nine months ended September 30, 2011 and $1,196 for the nine months ended September 30, 2012. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $9,901 for the nine months ended September 30, 2011 and $9,173 for the nine months ended September 30, 2012. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2012 six customers made up the local service revenue:

Avotus Corporation (Hannaford Brothers) - New York
Berlin Central School - New York
Coxsackie Correctional Facility – New York
Grafton Lake State Park – New York
Greene Correctional Facility – New York
NYS Park Alegany Region – New York

COST OF SALES

Our overall cost of services decreased by $1,562, from $13,917 in the nine months ended September 30, 2011, to $12,355 in the nine months ended September 30, 2012.  The principal costs related to the ongoing operation of our payphones will include telecommunication costs and depreciation.

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

Telecommunication costs were $10,917, in the nine months ended September 30, 2011 and $9,355 in the nine months ended September 30, 2012.   Depreciation expense was $3,000 in the nine months ended September 30, 2011 and $3,000 in the nine months ended September 30, 2012.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $5,665, from $10,464 in the nine months ended September 30, 2011 to $16,129 in the nine months ended September 30, 2012.  Operating expenses primarily consist of other general and administrative expenses (G&A), outside services, and professional fees. G&A expenses, made up primarily of office expense, postage and delivery expense and the fair value of services rendered by officers, increased by $169, from $9,044 in the nine months ended September 30, 2011 to $9,213 in the nine months ended September 30, 2012. Professional fees, made up of accounting and legal fees increased by $4,400, from $900 in the nine months ended September 30, 2011 to $5,300 in the nine months ended September 30, 2012. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Outside services, made up primarily of stock transfer company fees and incorporating services expenses, increased by $1,096, from $520 in the nine months ended September 30, 2011 to $1,616 in the nine months ended September 30, 2012.  The bulk of the increase in expense was due to the Company’s accounting fees in 2012, when comparing the same nine month period in 2011.

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

During the nine months ended September 30, 2012 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS.
  ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3	Certificate of Incorporation*

3.1	Certificate of Merger and Amended and Restated Certificate of Incorporation*

3.2	Certificate of Renewal and Revival of Certificate of Incorporation*

3.3	By-laws*

4.1	Form of Common Stock Certificate*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	Interactive Data Files for Plantation Lifecare Developers, Inc. 10Q for the Period Ended September 30, 2012.***

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Previously submitted and incorporated by reference herein.

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

PLANTATION LIFECARE DEVELOPERS, INC.
Date: October 24, 2012
	By:	/s/ JOSEPH C. PASSALAQUA
Joseph C. Passalaqua
President, Director, Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2012	By:	/s/ RAY WILLENBERG JR.
Ray Willenberg Jr.
Secretary, Director, Chief Financial Officer
(Principal Financial Officer)