Form 10-Q
period 2018-09-30
Plantation Corp.
filed 2018-11-14
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53625

Plantation Corp.
(Exact name of registrant as specified in its charter)

Wyoming	82-1370054
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

514 Grand Avenue, Suite 161

Laramie, WY 82070

(Address of principal executive offices)

(307) 370-1717

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of September 30, 2018, the Company had 46,330,477 shares of common stock oustanding.

PLANTATION CORP.

PLANTATION CORP.
(Formerly Plantation Lifecare Developers, Inc.)
BALANCE SHEETS
		(Unaudited)
	December 31, 2017	September 30, 2018
ASSETS
Current Assets:
Cash	$550	$76
Accounts Receivable	920	220
Total Current Assets	1,470	296

TOTAL ASSETS	$1,470	$296

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$16,844	$5,316
Interest Payable	—	38
Interest Payable - Related Party	—	279
Notes Payable	—	25,000
Notes Payable Related Party	—	12,018

Total Current Liabilities	16,844	42,651

Total Liabilities	16,844	42,651

Stockholder's Deficit
Preferred Stock, par value $0.01
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at December 31, 2017 and September 30, 2018	—	—
Common Stock, par value $0.01
100,000,000 shares Authorized,
45,000,000 Issued and Outstanding at December 31, 2017
and 46,330,477 at September 30, 2018	450,000	463,305
Stock Payable	40,000	—
Additional Paid-In Capital	826,897	875,495
Accumulated Deficit	(1,332,271)	(1,381,155)

Total Stockholder's Equity (Deficit)	(15,374)	(42,355)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,470	$296

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION CORP.
(Formerly Plantation Lifecare Developers, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2017	2018	2017	2018

Revenues:
Income	$2,115	$930	$6,585	$3,805
Cost of Services	(2,467)	(866)	(7,300)	(4,132)
Gross Loss (Margin)	(352)	64	(715)	(327)

Expenses:
Applications Research and Development	10,000	6,000	10,000	6,000
General and administrative expense	5,489	4,331	14,024	17,590
Professional Fees	8,300	—	7,800	13,150
Total Operating Expenses	23,789	10,331	31,824	36,740

Operating Loss	(24,141)	(10,267)	(32,539)	(37,067)

Other Expense
Impairment on note receivable	—	11,500	—	11,500
Interest expense	748	207	4,928	317

Net Loss	$(24,889)	$(21,974)	$(37,467)	$(48,884)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	32,833,400	46,330,477	13,407,599	45,838,260

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION CORP.
(Formerly Plantation Lifecare Developer, Inc.)
STATEMENT OF STOCKHOLDERS' DEFICIT
Common Stock
(Unaudited)
	Shares	Par Value	Stock Payable	Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance as of December 31, 2015	3,530,000	1,412	—	1,098,052	(1,234,160)	(134,696)

Donated Services	—	—	—	12,000	—	12,000

Net Loss	—	—	—	—	(25,197)	(25,197)

Balance as of December 31, 2016	3,530,000	1,412	—	1,110,052	(1,259,357)	(147,893)

Donated Services	—	—	—	12,000	—	12,000

Change in par value to $0.01 at July 27, 2017	—	34,022	—	(34,022)	—	—

Adjustment to Actual for Rounding in 10-1 Split, Retroactive	13,436	—	—	—	—	—

Retirement of Common Stock at July 27, 2017	(1,877,924)	(18,779)	—	18,779	—	—

Issuance of Common Stock at July 27, 2017	43,334,488	433,345	—	(433,345)	—	—

Gain on forgiveness of debt - related party	—	—	—	153,433		153,433

Shares Issued for Cash - Stock Payable	—	—	40,000	—	—	40,000

Net Loss	—	—	—	—	(72,914)	(72,914)

Balance as of December 31, 2017	45,000,000	450,000	40,000	826,897	(1,332,271)	(15,374)

Donated Services	—	—	—	9,000	—	9,000

Adjustment to Actual for Rounding in 10-1 Split, Retroactive	262	2	—	(2)	—	—

Issuance of Common Stock to Satisfy Stock Payable at April 17, 2018	40,000	400	(40,000)	39,600	—	—

Shares Issued for Cash	1,290,215	12,903	—	—	—	12,903

Net Loss	—	—	—	—	(48,884)	(48,884)

Balance as of September 30, 2018	46,330,477	463,305	$—	875,495	(1,381,155)	(42,355)

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION CORP.
(Formerly Plantation Livercare Developers, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017		2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss		$(37,467)	$(48,884)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment of Note Receivable - Related Party	$		$11,500
Fair value of services provided by related parties		9,000	9,000
Changes In:
Accounts Receivable		138	700
Accounts Payable		6,956	(11,528)
Accounts Payable - Related Party		1,500	—
Accrued Interest		—	38
Accrued Interest - Related Party		4,928	279
Net Cash Used in Operating Activities		(14,945)	(38,895)

CASH FLOWS FROM INVESTING
Note Receivable - Related Party		—	(11,500)
Net Cash Used in Investing Activities		—	(11,500)

CASH FLOWS FROM FINANCING
Proceeds from Notes Payable		—	25,000
Proceeds from Notes Payable - Related Party		400	12,018
Proceeds from Sale of Common Stock		40,000	12,903
Net Cash Provided by Financing Activities		40,400	49,921

Net (Decrease) Increase in Cash		25,455	(474)
Cash at Beginning of Period		121	550

Cash at End of Period		$25,576	$76

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest		$—	$—
Franchise Taxes		$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Founder's shares issued during merger, valued at $433,345		$448,588	$—
Adjustment to actual for rounding in 10-1 split, Retroactive		$—	$2
Forgiveness of related party liabilities		$153,433	$—

The accompanying notes are an integral part of these unaudited financial statements

PLANTATION CORP.

(Formerly Plantation Lifecare Developers, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

This summary of accounting policies for Plantation Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company, originally named “Continental Exchange Corporation” was originally incorporated on October 26, 1927 under the laws of the State of Delaware. Later than year the corporation changed its name to “Northern Exchange Corporation.” Its original purpose was to use its acquired capital to merge with or acquire any other lawful business or enterprise, the nature of which was left unstated. Being unable to achieve its intended purpose, the company ceased operations and became dormant in 1943 having no assets or liabilities.

The Company remained in this condition until, December 30, 1980, when the company was reinstated in the State of Delaware and the name was changed to “Everest International Incorporated.” In 1988, the name of the corporation was changed to “Comstock Resources Corporation” and then “Comstock International, Inc.” In 2000, the name of the corporation was changed to “Copernicus International, Inc.”

In 2001, an Agreement Merger was signed between Copernicus International, Inc., a Delaware Corporation, and Plantation Lifecare Developers, Inc., a Delaware Corporation. The surviving corporation is named Plantation Lifecare Developers, Inc. On November 8, 2001, a certificate of Merger and Amended and Restated Certificate of Incorporation were filed with the State of Delaware. The company was intended to construct and operate life care communities which combine modern, specially designed resort villas, access to assisted-care living and modern skilled nursing hospitals in the Caribbean and South America.

On October 29, 2008, a Certificate of Revival and Renewal was filed with the State of Delaware.

On April 14, 2009, the Company filed a Registration Statement to become a reporting company.   For the previous 28 years, we had been a dormant company, and accordingly, a development stage company, having not attained any significant revenue or operations. The financial statements have been presented in a “development stage” format. Since reorganization, our primary activities have been raising of capital, obtaining financing. We have not commenced our principal revenue producing activities and currently have no employees.

On September 1, 2010, the Company’s President contributed payphones and payphone equipment. In the year ended December 31, 2017 and nine months ended September 30, 2018, the Company was primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

On July 27, 2017, an Agreement Merger was signed and executed between Plantation Lifecare Developers, Inc., a Delaware Corporation, Epic Events Corp., a Wyoming Corporation, and Plantation Corp., a Wyoming Corporation. On July 27, 2017, a certificate of Merger and Amended and Restated Certificate of Incorporation were filed with the State of Wyoming. The surviving corporation was “Plantation Corp.,” a Wyoming Corporation.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Plantation Corp. (referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $1,381,155 since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding as of December 31, 2017 and September 30, 2018.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the year ended December 31, 2017 and nine months ended September 30, 2018 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Nature of Business

The Company currently has both payphone operations and packaging operations, and the Company intends to continue both its marijuana packaging operations and payphone operations while primarily focusing on its packaging operations.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2017 and September 30, 2018, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service payphone revenue. The Accounts Receivable was $920 as of December 31, 2017 and $220 as of September 30, 2018.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. As of December 31, 2017 and September 30, 2018, the payphone equipment is fully depreciated and depreciation expense for those periods was $0 respectively.

Property and Equipment

It is the Organization's policy is to capitalize assets with a useful life of greater than one year and a value of $5,000 or more at cost. Contributed property and equipment is recorded at fair value at the date of donation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. Estimated useful lives range from three to ten years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the current period financial statements

Recently Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01. “Financial Instruments Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale-debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.  There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

NOTE 2 - INCOME TAXES

In the year ended December 31, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,332,271 that may be offset against future taxable income. And In the nine months ended September 30, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,369,655 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

December 31, 2017
Net Operating Losses	$452,972
Valuation Allowance	(452,972)
$—

September 30, 2018
Net Operating Losses	$465,683
Valuation Allowance	(465,683)
$—

The Company evaluates its valuation allowance requirements based on projected future operations.

When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 – RELATED PARTY TRANSACTIONS

On July 27, 2017, a Certificate of Merger and Amended Certificate of Incorporation were filed with the State of Wyoming. The Merger was between Plantation Lifecare Developers, Inc., a Delaware Corporation, Epic Events Corp., a Wyoming Corporation and Plantation Corp., a Wyoming Corporation. The surviving corporation is Plantation Corp. and is a Wyoming corporation. These entities are under common control. See additional disclosures at Notes 4 and 6.

The principal stockholders provided, without cost to the Company, their services, valued at $800 per month which totaled $9,600 for the year ended December 31, 2017 and $7,200 for the nine months ended September 30, 2018. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the year ended December 31, 2017 and $1,800 for the nine months ended September 30, 2018. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

On April 12, 2018, a related party loaned the Company $10,500, this Note is payable on demand and accruing 5% interest annually. In August 2018, $5,000 of this amount was repaid. As of September 30, 2018, the Company owes $5,500 in principal and $234 in interest, related to this note.

On April 18, 2018, 316,718 shares of Common Stock, valued at $3,168 and 25,000 shares of Common Stock, valued at $250 were issued for cash, to related parties of an officer of the Company.

On April 25, 2018, a related party paid a Company expense of $2,212, this Related Party Payable was non-interest bearing. As of September 30, 2018, the Company has repaid this amount and owes $0.

In June 2018 and July 2018, a related party loaned the Company $6,518, these notes are payable on demand and accruing 5% interest annually. As of September 30, 2018, the Company owes $6,518 in principal and $45 in interest, related to these notes.

In August 20, 2018, a related party was paid $11,500 from the Company, this note receivable is payable upon demand and accruing 5% interest annually. As of September 30, 2018, the Company recorded an impairment related to the note in the amount of $11,500 and $0 interest was accrued.

As of September 30, 2018, all activities of Plantation Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – NOTE PAYABLE

On August 20, 2018, an outside party loaned the Company $25,000, this note is payable on demand and accruing 5% interest annually. As of September 30, 2018, the Company owes $25,000 in principal and $38 in interest, related to these notes.

NOTE 5 – NOTE RECEIVABLE RELATED PARTY

During the nine months ended September 30, 2018, the Company loaned $11,500 (the “Note”) to FreshTec, Inc. a California company. Pursuant to the Promissory Note, effective August 20, 2018, FreshTec, Inc was expected to repay the principal and any interest due under the Note, payable upon demand. Interest will accrue on the unpaid principal balance of the Note at the rate of five percent (5%) per annum. All outstanding principal and any accumulated unpaid interest due under the Note is due and payable upon demand. During the nine months ended September 30, 2018, the Company recorded an impairment related to the note receivable in the amount of $11,500. This entity is controlled by our CFO. The reason for the loan was to protect our leased patents that are owed by FreshTec.

NOTE 6 – MERGER AND ACQUISIONS

On July 27, 2017, a Certificate of Merger and Amended Certificate of Incorporation were filed with the State of Wyoming. The Merger was between Plantation Lifecare Developers, Inc., a Delaware Corporation, Epic Events Corp., a Wyoming Corporation and Plantation Corp., a Wyoming Corporation. The surviving corporation is Plantation Corp. and is a Wyoming corporation. These entities are controlled by related parties.  As result of the Merger on July 27, 2017, the Company had a 10-1 reverse split of the Company’s outstanding shares, with approximately 3,530,000 shares issued and outstanding after the split. This is stated retroactively in the company’s financial statements. The split resulted in the Company issued an additional 13,436 shares as rounding shares. The actual number, round up to a minimum of 100 shares per shareholder is 3,543,436. In addition, in the Merger Agreement, a shareholder retired 1,877,924 shares of common stock and the Company issued 43,334,488 shares as Founders Shares in Plantation Corp.  This merger was accounted for as an acquisition by related party entities due to the fact that the Company is not majority owned by one individual, has similar members of management and Board of Directors, the shareholders of Plantation Lifecare Developers, Inc. did not receive majority shares post-merger and no shareholder of Plantation Lifecare Developers, Inc. gained a majority share post-merger. The ownership structure of the Company did not change as a result nor did any of its officers change positions. Neither Epic Events Corps or Plantation Corp had revenue or any outstanding liabilities on the date of the merger. Plantation Corp. had $200 in cash on the date of the merger. Epic Events Corp had 43,334,488 Founder’s shares issued and outstanding and held a license to various patents, which was valued at $0.  See additional disclosures at Note 7.

As the assets acquired were from a related party entity, the assets from Plantation Corp. and Epic Events Corp. have been combined at historical cost for all periods presented, with no step-up in basis.

Also pursuant to ASC Section 805-50-45, financial statements and financial information presented for 2017 have been retrospectively adjusted to furnish comparative information. Therefore, the accompanying combined financial statements as of and for the fiscal year ended 2017 present the combined financial position and results of operations of Plantation Corp. and Plantation Lifecare Developers, Inc.

Intercompany transactions occurred on or after July 27, 2017 have been eliminated. Likewise, for the period from January 1, 2017 through November 30, 2017, effects of any intra-entity transactions (between the Company, Epic Events Corp. and Plantation Lifecare Developers, Inc.) have been eliminated, resulting in operations for the period prior to merger date essentially being on the same basis as operations post merger date.

NOTE 7 – COMMON STOCK TRANSACTIONS AND STOCKHOLDERS’ DEFICIT

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

On July 27, 2017, a Certificate of Merger and Amended Certificate of Incorporation were filed with the State of Wyoming. The Merger was between Plantation Lifecare Developers, Inc., a Delaware Corporation, Epic Events Corp., a Wyoming Corporation and Plantation Corp., a Wyoming Corporation. The surviving corporation is Plantation Corp. and is a Wyoming corporation.

On July 27, 2017, the Company had a 10-1 reverse split of the Company’s outstanding shares, with approximately 3,530,000 shares issued and outstanding after the split. This is stated retroactively in the company’s financial statements. The split resulted in the Company issued an additional 13,436 shares as rounding shares. The actual number, round up to a minimum of 100 shares per shareholder is 3,543,436. As of the date of the merger, there are 100,000,000 authorized shares for Common Stock, with a par value of $.01 and 10,000,000 authorized shares of Preferred Stock, with a par value of $.01.

On July 27, 2017, a shareholder retired 1,877,924 shares of common stock.

On July 27, 2017, the Company issued an aggregate 43,334,488 shares of common stock as Founder’s shares related to the merger. The Company issued 29,790,153 shares of common stock in as Founders Shares in Plantation Corp. The Company issued 11,044,335 shares of common stock as Founders Shares, in exchange for acquiring the License Agreement for Atmosphere Packaging Technology, which was valued at $0 due to the fact that the Company does not own the patents associated with the license agreement and has not invested capital in to the legal defense of any of the patents. The Company issued 2,500,000 shares of common stock as Founders Shares, in exchange for the forgiveness of Related Party Debt. The shares were valued at the total of the forgiven related party liabilities, $153,433.

On September 30, 2017, the Company has a Stock Payable related to shares issued for cash, valued at $40,000.

On March 31, 2018, the Company had 252 additional shares from an adjustment in the rounding from the previous 10-1 split.

On April 17, 2018, the Company issued 40,000 shares of common stock, thus satisfying the Stock Payable of $40,000.

On April 18, 2018, the Company issued 1,290,215 shares of common stock for cash, valued at $12,903.

The principal stockholders provide, without cost to the Company, their services, valued at $800 per month. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Contributions totaled $12,000 as of December 31, 2017 and $9,000 as of September 30, 2018.

There were 45,000,000 shares of Common Stock issued and outstanding as of December 31, 2017 and 46,330,477 outstanding as of September 30, 2018.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

In October 2018, a related party loaned the Company $10,100, these notes are payable on demand and accruing 5% interest annually.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Corporate Background

The Company, Plantation Corp., was incorporated in the State of Wyoming on April 27, 2017. Effective July 27, 2017, Plantation Lifecare Developers, Inc., a Delaware corporation (“Plantation Delaware”), and Epic Events Corp., a Wyoming corporation (“Epic Wyoming”) merged with and into the Company (the “Merger”). Plantation Delaware was historically engaged in providing payphones and related equipment to its customers, and Epic Wyoming was focused on developing novel packaging to protect, preserve and extend the life of marijuana in those U.S. States where consumption of marijuana is legal for medicinal purposes. As the payphone business had limited prospects for expansion and profitability, management observed increasing demand for marijuana packaging accompanying increasing state legalization of medical and recreational marijuana and determined to focus its primary efforts on marijuana packaging. Accordingly, the Company currently has both payphone operations and packaging operations, and the Company intends to continue both its marijuana packaging operations and payphone operations while primarily focusing on its packaging operations.

Plantation Delaware, originally named “Continental Exchange Corporation,” incorporated on October 26, 1927, under the laws of the State of Delaware. It changed its name to “Northern Exchange Corporation,” and it ceased operations and became dormant in 1943. On or about December 31, 1980, Plantation Delaware was reinstated in the State of Delaware, and its name was changed to “Everest International Incorporated.” In 1988, its name was changed to “Comstock Resources Corporation,” and then to “Comstock International, Inc.” In 2000, its name was changed to “Copernicus International, Inc.” In 2001, it merged with Plantation Lifecare Developers, Inc., a Delaware corporation, and the surviving corporation was named “Plantation Lifecare Developers, Inc.” On September 1, 2010, one of the Company’s officers contributed payphones and payphone equipment assets to Plantation Delaware.

On January 30, 2017, Robert McGuire Sr. (“McGuire), President of Epic Wyoming, acquired a license from FreshTec, Inc. (“FreshTec”), a Delaware corporation controlled by our CFO and Director, Adrian Bray (and therefore a related party of the Company), to use FreshTec’s modified atmosphere packaging technology SmartPac® for marijuana packaging. FreshTec’s technology is protected by patents in the United States and many foreign countries. The principals of Epic Wyoming immediately commenced the development of the Company’s marijuana packaging products. On May 17, 2017, this license was assigned by McGuire to Epic Wyoming, and in consideration of consenting to the assignment, the parties agreed that FreshTec would receive 11,650,347 shares of Epic Wyoming’s common stock. The parties subsequently negotiated a reduction in the number of shares issued to FreshTec, and 11,044,335 shares were ultimately issued in consideration of the license assignment. The license granted Epic Wyoming exclusive worldwide rights to use FreshTec’s SmartPac® modified atmosphere technology for marijuana packaging on an exclusive basis worldwide.

Following the effective date of the Merger, July 27, 2017, the Company continued development of its marijuana packaging technology pursuant to the license obtained by Epic Wyoming and has developed and owns a number prototypes of the first product, the BudLife container, which are not capitalized in the financial statements.

The Merger was accounted for as an acquisition by related party entities due to the fact that the Company and Epic Wyoming were and continue to be managed and controlled by Plantation Delaware and its affiliates. The ownership structure of the Company did not change as a result nor did any of its officers change positions. Neither Epic Wyoming nor the Company had revenue or any outstanding liabilities on the date of the Merger.

Payphone Operations

We currently own, operate and manage privately owned public payphones in the State of New York, although our primary focus is development of our marijuana packaging technology. As of December 31, 2017, we own, operate, and manage multiple payphones with 5 customers. The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

Payphone users can circumvent the usual payment method and avoid inserting a coin by using an access code or 800 number provided by a long-distance carrier. These “dial-around” numbers, while convenient for users, leave payphone service providers uncompensated for the call made. The Federal Communications Commission, or the FCC, as instructed by Congress in the Telecommunications Act of 1996, created regulations to ensure that payphone service providers receive compensation for these “dial-around” calls.

The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our installed payphone base generates revenue from one principal source: non-coin calls.

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

Marijuana Packaging Operations

No revenue has yet been earned from the sale of packaging for marijuana since the BudLifeTM containers are still under development.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ending December 31, 2017 and 2016, and related management discussion, filed by the Company in its Registration Statement on Form S-1/A, Amendment No. 3, filed with the United States Securities and Exchange Commission (the “SEC”) on August 27, 2018, and declared effective by the SEC on September 14, 2018.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,381,155 for the period from January 1, 2001 to September 30, 2018, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.  At December 30, 2017, we had $550 cash on hand, and an accumulated deficit of $1,332,271. At September 30, 2018, we had $76 cash on hand, and an accumulate deficit of $1,381,155. See “Liquidity and Capital Resources” below.

Net Loss from Operations

The Company has a cumulative net loss of $1,381,155 as of September 30, 2018. The Company had a net loss of $48,884 for the nine months ended September 30, 2018, as compared to a net loss of $37,467 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2018, we had $76 cash on hand and an accumulated deficit of $1,381,155. Our primary source of liquidity has been from borrowing from shareholders and the sale of common stock. As of September 30, 2018, the Company owed $12,018 in outstanding related party notes, with $279 in accrued interest on those notes, and $25,000 in outstanding notes due to an outside party, with $38 in accured interest on these notes.

Net cash used in operating activities was $50,395 during the nine months ended September 30, 2018.

Net cash provided by investing activities was $0 during the nine months ended September 30, 2018.

Net cash provided by financial activities was $49,921 during the nine months ended September 30, 2018.

Our expenses to date are largely due to professional fees that include accounting and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

The principal stockholders provide, without cost to the Company, their services, valued at $800 per month. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Contributions totaled $9,000 for both the nine months ended September 30, 2018 and September 30, 2017, respectively.

Net Loss from Operations

The Company has a cumulative net loss of $1,381,155 as of September 30, 2018. The Company had a net loss of $48,884 for the nine months ended September 30, 2018, as compared to a net loss of $37,467 for the nine months ended September 30, 2017.

Loss from Impairment on Note Receivable

During the nine months ended September 30, 2018, the Company loaned $11,500 (the “Note”) to FreshTec, Inc. a California company. Pursuant to the Note, effective August 20, 2018, FreshTec, Inc was expected to repay the principal and any interest due under the Note, payable upon demand. Interest will accrue on the unpaid principal balance of the Note at the rate of five percent (5%) per annum. All outstanding principal and any accumulated unpaid interest due under the Note is due and payable upon demand. As of September 30, 2018, the Company recorded an impairment related to the note receivable in the amount of $11,500.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans and the cash from the issuance of common stock.

Working Capital

We had current assets of $1,470 and current liabilities of $16,844, resulting in working capital of $15,374 at December 30, 2017. We had current assets of $296 and current liabilities of $42,651, resulting in working capital of $42,355 at September 30, 2018.

Results of Operations for the three months ended September 30, 2018, compared with the three months ended September 30, 2017

Revenues

Our total revenue decreased by $1,185, from $2,115 for the three months ended September 30, 2017, to $930 for the three months ended September 30, 2018.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the three months ended September 30, 2017 and for the nine months ended September 30, 2018. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $2,115 for the three months ended September 30, 2017 and $930 for the three months ended September 30, 2018. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2018, three customers made up the local service revenue:

Coxsackie Correctional Facility – New York

C.U.E. – Pennsylvania

Mercy Behavior Health – Pennsylvania

Cost of Sales

Our overall cost of services decreased by $1,601, from $2,467 in the three months ended September 30, 2017, to $866 in the three months ended September 30, 2018.

These costs are primarily related to Telecommunication cost, which consist of payments made by us to local exchange carriers and long distance carriers for access to, use of their telecommunications networks and service and maintenance costs. It also includes APCC commission fees related to “dial-around” processing, and payphone repair. Telecommunication costs were $2,467, in the three months ended September 30, 2017, and $866 in the three months ended September 30, 2018.

Operating and Administrative Expenses

Operating expenses decreased by $13,458, from $23,789 in the three months ended September 30, 2017, to $10,331 in the three months ended September 30, 2018. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, incorporating services, postage and delivery expense, travel expense and the fair value of services rendered by officers, decreased by $1,158, from $5,489 in the three months ended September 30, 2017, to $4,331 in the three months ended September 30, 2018. Professional fees, made up of accounting and legal fees, decreased by $8,300, from $8,300 in the three months ended September 30, 2017, to $0 in the three months ended September 30, 2018. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Research and Development fees decreased by $4,000, from $10,000 in the three months ended September 30, 2017, to $6,000 in the three months ended September 30, 2018. The bulk of the decrease in expense was due to the Company’s accounting and legal fees and research & development costs in 2018, when comparing to the same period in 2017.

Results of Operations for the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017

Revenues

Our total revenue decreased by $2,780, from $6,585 for the nine months ended September 30, 2017, to $3,805 for the nine months ended September 30, 2018.

Our non-coin call revenue, or commission income, which is comprised primarily of “dial around” revenue, star 88 commission revenue and operator service revenue, was $0 for the nine months ended September 30, 2017 and for the nine months ended September 30, 2018. The FCC requires the sellers of long distance toll free services to pay the payphone owner $0.494 cents per “dial-around” call. These funds are remitted quarterly through a service provided by the American Public Communication Council (APCC).

Our local service revenue which is comprised primarily of service for payphone customers was $6,585 for the nine months ended September 30, 2017 and $3,805 for the nine months ended September 30, 2018. This is the revenue from monthly invoices billed to payphone customers in which the Company owns the payphone and provides service to operate the payphone on the premises. As of September 30, 2018, four customers made up the local service revenue:

Allegheny Bureau of Parks – Pennsylvania

Coxsackie Correctional Facility – New York

C.U.E. - Pennsylvania

Mercy Behavior Health – Pennsylvania

Cost of Sales

Our overall cost of services decreased by $3,168, from $7,300 in the nine months ended September 30, 2017, to $4,132 the in nine months ended September 30, 2018.

These costs are primarily related to Telecommunication cost, which consist of payments made by us to local exchange carriers and long distance carriers for access to, use of their telecommunications networks and service and maintenance costs. It also includes APCC commission fees related to “dial-around” processing, and payphone repair. Telecommunication costs were $7,300, in the nine months ended September 30, 2017, and $4,132 in the nine months ended September 30, 2018.

Operating and Administrative Expenses

Operating expenses increased by $4,916, from $31,824 in the nine months ended June 30, 2017, to $36,740 in the nine months ended September 30, 2018. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, incorporating services, postage and delivery expense, travel expense and the fair value of services rendered by officers, increased by $3,566, from $14,024 in the nine months ended September 30, 2017, to $17,590 in the nine months ended September 30, 2018. Professional fees, made up of accounting and legal fees, increased by $5,350, from $7,800 in the nine months ended September 30, 2017, to $13,150 in the nine months ended September 30, 2018. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Research and Development fees decreased by $4,000, from $10,000 in the nine months ended September 30, 2017, to $6,000 in the nine months ended September 30, 2018. The bulk of the increase in expense was due to the Company’s accounting and legal fees and research & development costs in 2018, when comparing to the same period in 2017.

Common Stock

Our board of directors is authorized to issue 100,000,000 shares of common stock, with a par value of $0.01. On July 27, 2017, the Company had a 10-1 reverse split of the Company’s outstanding shares, with an approximately 3,530,000 shares issued and outstanding after the split. This is stated retroactively in the company’s financial statements. The split resulted in the Company issuing an additional 13,436 shares as rounding shares. The actual number, rounded up to a minimum of 100 shares per shareholder, is 3,543,436.

On July 27, 2017, a shareholder retired 1,877,924 shares of common stock.

On July 27, 2017, the Company issued an aggregate of 43,334,488 shares of common stock as founders shares related to the Merger as follows: the Company issued 29,790,153 shares of common stock as founders shares in Plantation Corp.; the Company issued 11,044,335 shares of common stock as founders shares in exchange for acquiring the license agreement for modified atmosphere packaging technology, which was valued at $0 due to the fact that the Company does not own the patents associated with the license agreement and has not invested capital in the legal defense of any of the patents; and the Company issued 2,500,000 shares of common stock as founders shares, in exchange for the forgiveness of related party debt, with those shares valued at the total of the forgiven related party liabilities, or $153,433.

On September 30, 2017, the Company had a Stock Payable related to shares issued for cash, valued at $40,000.

On March 31, 2018, the Company had 252 additional shares from an adjustment in the rounding from the previous 10-1 split.

On April 17, 2018, the Company issued 40,000 shares of common stock, thus satisfying the Stock Payable of $40,000.

On April 18, 2018, the Company issued 1,290,215 shares of common stock for cash, valued at $12,903.

As of December 31, 2017, there were 45,000,000 shares of common stock issued and outstanding, and as of September 30, 2018, there were 46,330,477 shares of common stock issued and outstanding.

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

Preferred Stock

Our board of directors is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01. As of December 31, 2017 and September 30, 2018, there were 0 shares of preferred stock issued and outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our CEO and CFO also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

During the period, we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. The Company does not have an Audit Committee to oversee management activities, and the Company is dependent on third party consultants for the financial reporting function.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three month period ending September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
2.1	Agreement and Plan of Merger (incorporated by reference to our Registration Statement on Form S-1/A filed on August 27, 2018)

3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2018)

3.3	Certificate of Amendment to Articles of Incorporation ((incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2018)

3.4	By-Laws (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2018)

10.1	License Agreement with FreshTec, Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2018)

10.2	Distribution Agreement with Sugarmade Inc. (incorporated by reference to our Registration Statement on Form S-1/A filed on July 3, 2018)

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed Herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTATION CORP.

Date: November 14, 2018	By:	/s/ Robert McGuire Sr.
Robert McGuire Sr.
CEO