Form 10-K
period 2018-12-31
Plantation Corp.
filed 2019-04-16
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53625

Plantation Corp.
(Exact name of registrant as specified in its charter)

Wyoming	82-1370054
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

514 Grand Avenue, Suite 161

Laramie, WY 82070

(Address of principal executive offices)

(307) 370-1717

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0. 01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, based on a closing price of $0.05 was $1,253,063. As of April 15, 2019, the registrant had 46,330,477 shares of its common stock, par value $0.01 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

The company, Plantation Corp. (the “Company” or “Plantation”), was incorporated in the State of Wyoming on April 27, 2017. Effective July 27, 2017, Plantation Lifecare Developers, Inc., a Delaware corporation (“Plantation Delaware”), and Epic Events Corp., a Wyoming corporation (“Epic Wyoming”) merged with and into the Company (the “Merger”). Plantation Delaware was historically engaged in providing payphones and related equipment to its customers, and Epic Wyoming was focused on developing novel packaging to protect, preserve and extend the life of marijuana in those U.S. States where consumption of marijuana is legal for medicinal purposes. As the payphone business had limited prospects for expansion and profitability, management observed increasing demand for marijuana packaging accompanying increasing state legalization of medical and recreational marijuana and determined to focus its primary efforts on marijuana packaging. Accordingly, during 2018, the Company had both payphone operations and packaging operations. Effective January 31, 2019, the Company discontinued its payphone operations.

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

Following the effective date of the Merger, July 27, 2017, the Company continued development of its marijuana packaging technology pursuant to the license obtained by Epic Wyoming and has developed and owns several prototypes of the first product, the BudLife container, which are not capitalized in the financial statements.

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

Payphone Operations

As of December 31, 2018 we owned, operated and managed privately owned public payphones in the State of New York, although our primary focus is development of our marijuana packaging technology. As of December 31, 2018, we own, operate, and manage multiple payphones with 2 customers. The Company does not have any long-term agreements with the customers of these payphones and they may terminate their contract at will. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include, but are not limited to, retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, our agreement with business owners may be to provide the telecommunications services without the payment of any commissions.

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

Government Regulation

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

Discontinued Operations - Telecommunications

As of January 31, 2019, the Company has terminated all payphone customers and is no longer in telecommunications. As a result the Company has discontinued all payphone service related operations. Pursuant to the reports requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore the Company has reclassified the assets and liabilities for payphone service as discontinued operations in the accompanying Balance Sheet and presents the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2018.

Marijuana Packaging Operations

No revenue has yet been earned from the sale of packaging for marijuana since the BudLifeTM containers are still under development.

The Company was formed to meet the need for packaging to protect, preserve and extend the life of marijuana in those U.S. states where consumption of marijuana is legal for medicinal purposes. There are also a growing number of states where marijuana has been legalized for recreational use, but this is not our intended market, and marijuana remains illegal in many jurisdictions and at the federal level. Although the Company has developed prototypes for an initial product launch, development and testing of final products is continuing, and no products are yet ready to sell. The Company has licensed a patent protected technology to enable the objectives of the packaging to be met.

The mailing address of our principal executive office is as follows:

514 Grand Ave, Suite 161, Laramie, Wyoming, 82070, which is a rented mailbox. We conduct our operations from the office space of our CEO and Director, Robert McGuire, Sr., located at 4430 Haskell Avenue, Encino, California, 91436.

Industry Overview

The use of marijuana in medicine goes back to hundreds of years before the birth of Christ with numerous mentions of its healing power in the medical books of ancient China, India, Egypt and Greece. The early Chinese surgeon Hua Tuo (c. 140-208) is credited with being the first recorded person to use marijuana as an anesthetic. He reduced the plant to powder and mixed it with wine for administration prior to conducting surgery. The Chinese term for "anesthesia” literally means "marijuana intoxication". In the medieval Islamic world, Arabic physicians made use of the diuretic, antiemetic, antiepileptic, anti-inflammatory, analgesic and antipyretic properties of marijuana, and used it extensively as medication from the 8th to 18th centuries. This carried forward into modern times with alternating periods of interdiction and legalization. The watershed was the legalization of medical marijuana in 1996 in the State of California.

Legal marijuana market growth.

New Frontier and Arc View Market Research, two marijuana industry analysts, have revised their medical and adult use marijuana market projections to reflect the market's continued explosive growth.

In 2015, the total legal sales grew to $5.7 billion, which is up from $4.6 billion in 2014. Based on growth in 2016, the marijuana market is now forecast to reach $22.8 billion in 2020. The State of Legal Marijuana Markets Report estimates that there will be a compound annual growth rate (CAGR) of 31%. This makes the legal marijuana industry one of the fastest growing sectors in the U.S. economy.

According to the State of Legal Marijuana Markets Report (4th Edition), published by Arc View Market Research, California has the largest medical marijuana program among the 29 States where medical marijuana is already legal. The California market is fueled by the state's large size, longevity as the first-in-the-nation medical marijuana program, and low barriers to patient access. Even with California's newly passed recreational marijuana law, which will significantly tighten the program with new restrictions, the market is still projected to reach $2.6 billion in sales in 2020. That is nearly double Colorado's $1.5 billion, and over five times the size of the markets in Arizona, Oregon, and Michigan for that year. The medical marijuana markets in Ohio and Pennsylvania, legalized in 2016, will become two of the largest in the country by 2020. According to the data, a handful of states in the western U.S. project to command over 50% of the medical marijuana market by 2020.

Marijuana is a flower and is dried to contain 12% to 15% water content. The psychoactive photochemical attributes in marijuana are unique to the plant. These agents are greatly affected by oxygen and humidity levels postharvest, while molds, yeast and pathogens affect the physical constructs, life span and consumer safety. No other plant form contains the psychoactive factors such as THC and CBD, which are degraded by refrigeration. As a result, the Company believes there is no current active container system for the packaging of marijuana designed to mitigate these effects. All the packaging currently in the market which is designed to preserve fresh produce is passive, and is limited to packaging products which are affected by ethylene and respiration levels. Typical preservative technology is not applicable to marijuana, nor does it create an environment or treatment that will effectively extend the life and safety of marijuana.

Ideal storage conditions for marijuana include:

•	Store in cool, room temperature level conditions

•	Avoid refrigeration

•	Control humidity to help prevent mold and mildew on the marijuana buds

•	Avoid UV rays, the ‘greatest single factor’ in the breakdown of cannabinoids i.e. THC and CBD, the chemical compounds secreted by marijuana flowers that provide relief to an array of symptoms including pain, nausea, anxiety, and inflammation.

•	Glass or plastic with an airtight seal is preferred.

•	For the long term, it is important to ensure the right amount of oxygen is stored with the bud. This allows the buds to finish curing in storage without adversely affecting humidity levels, keeping the product fresher for longer.

While marijuana is remains illegal in many jurisdictions in the United States and at the federal level, recent legalization efforts have resulted in many states and the District of Columbia legalizing marijuana usage medically or recreationally. The marijuana industry is rapidly evolving from its previously illegal status to that of a highly regulated and taxed business in certain states where recreational or medical marijuana usage has been legalized. This historic change requires smarter packaging technologies throughout the marijuana production process and supply chain from cultivation to end consumer. Notably:

▪	The $200 per ounce and $3,000 per pound cost of Marijuana is far more than any other plant-based product. Therefore, any deterioration in its weight or quality is a serious and costly problem

▪	THC and CBD (cannabidiol) levels must be stabilized to assure verifiable percentages and doses.

▪	Damage from handling must be reduced.

▪	Consumer safety must be assured post testing and verification.

▪	The costs of business, from licensing to growing/cultivation to shipping/delivery to the dispenser, and finally to the end consumer, all require safe storage for the MJ to insure maximum quality control.

▪	The proposed new rules are going to result in delays to the dispenser and consumer and create an even greater demand for containers that promise long term stability.

▪	Fungal/molds are an industry-wide problem, resulting in monumental losses.

▪	Pathogens can be lethal to consumers and must be mitigated.

▪	Traceability, accountability and tamper-evident containers are required by the tight regulatory environments being imposed by states.

Clearly, developing a container system that can accommodate marijuana’s special challenges would mark a turning point in intelligent packaging science and constitute a huge and highly profitable business opportunity. However, in spite of the opportunity, the industry has yet to develop the technology to meet the unique preservation requirements of marijuana.

Market Opportunity

Plantation Corp. is the pioneer and innovative leader in the development of intelligent container systems customized to meet the special needs of the multi-billion-dollar marijuana industry.

The Company's business strategy is to launch BudLifetm, with its patented technology, as a new, breakthrough category in intelligent packaging that for the first time delivers all the benefits of preservation and stability to marijuana without the need for refrigeration.

As a technology driven company, Plantation’s goal is to establish a unique paradigm in preservation efficiency and longevity that sets a new gold standard for the intelligent packaging industry. It will achieve this goal by manufacturing and marketing the first intelligent container system that maintains the medicinal integrity of this plant for up to six months.

The Company is pursuing a segmentation strategy that focuses on the medical sector of this market with estimated US sales in 2016 of $6.7 billion. This segmentation strategy has the following inherent advantages.

Spearheaded by the passage of Proposition 215 in California in 1996, the medical marijuana market has a strong legal base, which gives it a degree of stability not shared by its recreational counterpart with all its political football complications. This is reinforced by its proven healing benefits, which has generated strong support on the part of the medical community. The breakthrough nature of the product coupled with its medicinal focus allows for premium pricing that significantly shortens the path to profitability.

Marijuana is a sensitive organism that requires a container system that is both active (constantly working to preserve the attributes of marijuana) and intelligent (responding to changes in its environment). Creating the optimum environment for retention of tetrahydrocannabinol (THC), the principal psychoactive constituent, is all but impossible with today’s standard packaging. In addition, the new legal frameworks put in place by the States mandate standards relating to control, safety and public policy, which need to be addressed. A plastic bag or similar container is no longer acceptable packaging for marijuana.

The BudLifetm patented intelligent container system incorporates the following features:

•	Rigid Container. Protecting the integrity of glandular trichomes is paramount. Currently bags are used from cultivation to the end consumer. This use of bags results in damage from handling, smashing and friction. All these injuries tend to damage the trichomes, which results in the loss of cannabinoids, terpenoids, and other desirable compounds critical for maximum medical benefits.

•	Defined Head Space is critical when implementing active packaging. Defined head space allows the management of gases and provides a protected zone for gas expansion.

•	Use of Opaque Plastics and Specialty Polymers, Ultra Violet protection, allowance of visual inspection through the lid without opening/altering the active environment, odor control (will be mandated by all states for packaging at wholesale and retail levels), recyclable.

•	Active System Management (Sachet Incorporated into intelligent system lid) - An active management sachet system is required to perform simultaneous functions to achieve the needed atmospheric conditions including reduction of oxygen, CO2 Management (suppresses decay), humidity management, release of Anti-Microbial Agents.

Products

Three core product designs and applications are currently under development:

•	BudLifetm Intelligent System Lid. Initially, replacement intelligent system lids, which preserve and protect the medical marijuana, will be on offer to existing users since the Mason jar is their currently preferred packaging. This represents a huge captive market.

•	Source Transport and Storage Containers – 1 lb. This contains 16 ounces of dried and processed marijuana from cultivator locations to dispensaries. This is the primary package size, which will be controlled by States’ regulatory regimes. It will be opened and broken down into Consumer Exit Packaging.

•	Plastic Dispensary Consumer Exit Containers – 1 ounce. These are one-ounce capacity retail units designed as cylindrical package for the end consumer that includes the lid described above. The active packaging features in this size unit i.e. a cartridge (integrated sachet), will have a limited lifespan due to frequent opening of the package. This creates opportunities for replacement cartridges sales to consumers on a periodic basis.

Future Packaging Products

•	Long-term Consumer or Home Grower Storage Container – A system for prolonged use that can be opened and closed many times. Suitable for a marijuana consumer who wishes to inventory several varieties of marijuana, or grows their own varieties

•	Cure System – A container to facilitate the curing cycle, post the original drying process.

•	Grower and Distributor Bulk Storage - Storage is critical as crop cycles can be variable. The condition of the product and its post-harvest treatment today vary. The product is also variable, based on the growing practices of greenhouse cultivars/growers and outdoor cultivar/growers. Cultivator/growers need a bulk storage solution to match variations in their production cycle as well as fluctuations in demand (extended storage). A large bulk storage container is needed to store and distribute both the flower bud and leaf products for further processing. Air flow and constant temperature control is critical to effectively achieve both short-term and extended storage.

Future Product Enhancements

▪	Tamper evidence (will be included in the initial product – a must)

▪	Bar Code incorporation for scanning and accounting and traceability

▪	RFID tracking systems - Radio-frequency identification uses electromagnetic fields to automatically identify and track tags attached to packages.

Labeling systems for product branding / marketing & legal requirements

Growth Strategy

The Company plans to roll out the BudLifetm Intelligent Container System in the State of California. The Golden State was the first in the union to allow for the medical use of marijuana. Since then, 28 more states, the District of Columbia, Guam and Puerto Rico have enacted similar laws. As the pioneer in legalization of medical marijuana, California has the most tested legal and operational legacy architecture. The Company plans to use California as its guide for all legal, operational and sales pursuits since as the largest market, it will be the rules & regulations guide for many other states in the future. Further, with its management and marketing operations in the state, the Company is in the position to closely monitor and refine all its sales, advertising, promotion and PR programs. Once fully tested and with sufficient inventory in place to satisfy projected demand, the Company will expand nationally in the balance of the medical marijuana states, leading with the contiguous states in the West, and Alaska.

The first product launched in the roll out will be the BudLifetm Intelligent System Lid designed for use with Mason jars, the most commonly used storage containers by home cultivator/growers and small cultivator/growers. The size most commonly used is a one-quart version, which contains one ounce of marijuana. Management believes this is the fastest way to build revenue with new orders and continuing re-orders since the BudLifetm Intelligent System Lid keys into a large existing Mason jar base. The closest analogy would be supplying a breakthrough blade for the existing razor market. Management will concurrently introduce the one-pound container but delivery will be delayed until there are sufficient BudLifetm Intelligent System Lids manufactured to satisfy market demand.

Prototypes of the Company’s initial products have already been created and tested, and development of a production model is in hand. The Company is negotiating with a Minnesota-based company for them to manufacture the finished products to the Company’s specifications. Part of the proceeds of the Primary Offering will be used to acquire equipment to manufacture and assemble proprietary components for the Company’s products; this equipment would be co-located at our manufacturer’s Minnesota premises assuming we finalize negotiations with the Minnesota manufacturer. We plan for finished products to be stored there onsite or shipped to distributors.

Competition

Rubbermaid introduced last year a container called Fresh Works that extends the shelf life of fresh produce by 80% - a matter of weeks, compared with months for BudLifetm. Other than this product, all the competitors are passive bags or jars which do not seek to extend marijuana’s active benefits, manage humidity or combat pathogens.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

The Company holds an exclusive license from FreshTec, Inc., a related party, to use FreshTec’s SmartPac® modified atmosphere technology to develop active and intelligent medical marijuana containers for the Company. FreshTec’s SmartPac® technology is extensively patented worldwide. FreshTec has also applied for the trademark BudLife and intends to assign it to the Company once it has been issued.

Other than as stated above, we have not entered into any license or franchise agreements or other contracts that have given or could give rise to obligations or concessions.

Governmental Regulations

The Company’s business is a “no touch” participant in the marijuana business space, meaning that it does not grow, process, handle, distribute or sell marijuana. Accordingly, the Company is not subject to the regulatory regimes being imposed upon businesses that handle marijuana. The Company’s contract manufacturers and manufacturing partners are compliant with regulations relating to the glass, plastic and other materials used in the manufacturing process. If the Company engages in any direct manufacturing processes, those manufacturing processes will be subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in the manufacturing processes.

The Company’s packaging products will also need to comply with state-specific marijuana packaging requirements. For example, California requires that marijuana packaging be child-proof and facilitate traceability and product control. The Company’s products have been designed with that regulatory regime in mind and to comply with these requirements. To the extent that additional regulations exist and become known to the Company, the Company intends to comply with applicable requirements in order to build and operate its business.

Employees

The Company does not have any employees other than its CEO, Robert McGuire Sr., and CFO, Adrian Bray, who are both devoting their full time to Company operations.

Where You Can Find our Reports

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

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business and Industry

We have a limited operating history.

The Company was formed in April of 2017, and while its predecessors, Plantation Delaware and Epic Wyoming, were historically engaged in payphone and packaging operations, the Company has only recently begun to focus its operational efforts on development of Epic Wyoming’s packaging technology. The Company cannot assure at this time that it will operate profitably or that it will have adequate working capital to meet its obligations as they become due. Management believes that the Company’s success will depend in large part on the ability of the Company to begin producing packaging products for use in the marijuana industry to promote the Company’s novel concepts. The Company intends to invest heavily in financing the development, growth, and marketing of its packaging concepts. As a result, the Company will likely incur operating losses for the foreseeable future.

Our predecessor, Plantation Delaware, was previously delinquent in its filings with the SEC, and its prior securities registration was revoked on December 10, 2015.

The Company’s predecessor, Plantation Delaware, previously had a class of its securities registered with the United States Securities and Exchange Commission (the “SEC”) pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plantation Delaware was delinquent in its reporting obligations and did not file any quarterly reports, annual reports, current reports or other reports as required by the Exchange Act from approximately October of 2012 until December 10, 2015, when the SEC revoked the registration of Plantation Delaware’s securities. We have a history of being delinquent in our reporting obligations, and there is a risk that we may become delinquent in our reporting obligations after the registration statement relating to this prospectus is declared effective by the SEC. If we were to become delinquent in our reporting obligations, investors would not have access to material information regarding the Company and our results of operations and could be harmed.

We cannot guarantee sales of our target packaging products, or that we will ever be profitable.

The Company’s business is speculative and dependent upon the acceptance of our proprietary approach to packaging and the effectiveness of the Company’s marketing program to convince the marijuana industry to utilize the Company’s proprietary and innovative packaging approach. The Company cannot assure that the marijuana industry will accept its proprietary and alternative approach or that the Company will earn any revenues or profit from the sale of packaging products. The Company cannot assure that investors will not lose their entire investment.

We may be unable to effectively implement our business model.

The Company’s business model is predicated on its ability to complete development and introduce to market its proprietary approach to marijuana packaging. Plantation Corp. cannot assure that it will be able to execute its business plan, introducing its novel packaging to the marijuana industry, that customers will embrace the Company’s technologies and materials, that any industry will adopt the Company’s packaging in the volume that the Company projects, or that prospective customers will agree to pay the prices for Company packaging that the Company proposes to charge. In the event our customers resist paying the prices projected in the Company’s business plan to purchase the Company’s products, the Company’s business, financial condition, and results of operations will be materially and adversely affected.

We are subject to competing in highly competitive industries.

The marijuana industry is rapidly growing and is highly competitive. There are a substantial number of herb packaging companies that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues, and greater economies of scale than those of the Company. New alternative competitive technology may be developed in the future which will compete with the Company’s approach, and such competition from alternative packaging methods and with alternative materials may already exist. The Company will attempt to distinguish itself from its competitors, but there can be no assurance that the Company will be able to penetrate the markets it is targeting to enter. The Company believes that its proprietary approach is attractive to prospective customers in light of the rapid growth in the marijuana industry and the industries desire for longer herbal shelf life. Nevertheless, there is no assurance that the Company will compete successfully with existing or future competitors in the packaging and marijuana industries.

We are subject to government regulation which will increase operating costs.

The Company’s business is subject to various federal, state, and local laws affecting businesses in general and specifically to federal and state and local laws and regulations as they affect packaging for marijuana. While we do not handle marijuana and are not subject to the myriad of laws that apply to marijuana industry participants that handle or supply marijuana, our packaging products must have features compliant with local marijuana laws. For example, California requires that marijuana packaging have child-proof features and facilitate traceability and product control, and our packaging solutions will be manufactured with this regulatory regime in mind. Laws and regulations applicable to the marijuana industry are being made and altered rapidly as marijuana becomes legal for medical and recreational use in various states. Additionally, the Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to the Company. Plantation Corp.’s business is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. In addition, any future manufacturing operations, if established, will be subject to a variety of federal, state and local requirements governing the protection of the environment.

These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in the manufacturing processes. Because the public is focusing more attention on the environmental impact of the operations of manufacturing industries, these requirements may become more stringent in the future. Failure to comply with environmental laws could subject the Company to substantial liability or force the Company to change its manufacturing operations significantly. In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated, even if the Company did not cause the contamination. Failure of Plantation Corp. to comply with applicable government rules or regulations could have a material adverse effect on its financial condition and business operations.

We may incur significant debt to finance our operations.

There is no assurance that the Company will not incur debt in the future, that it will have sufficient funds to repay its indebtedness, or that the Company will not default on its debt, jeopardizing its business viability. Furthermore, the Company may not be able to borrow or raise additional capital in the future to meet the Company’s needs or to otherwise provide the capital necessary to conduct its business.

The Company is dependent on the performance of certain personnel.

The Company’s success depends substantially on the performance of its executive officers and key employees. Given the Company’s early stage of development and launch of its business plan, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes it will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect the Company’s ability to market, sell, and enhance its products. While Robert McGuire Sr., the Company’s CEO, and Adrian Bray, the Company’s CFO, are devoting their full-time working efforts to the Company, the Company does not have any other employees, and any other Company service providers may only be available to the Company on a part-time basis. The loss of one or more of its key employees or the Company’s inability to hire and retain other qualified employees, including but not limited to research and development staff, sales staff, and corporate office support staff, could have a material adverse effect on the Company’s business.

The Company has not established consistent methods for determining consideration paid to management.

The consideration being paid by the Company to its management has not been determined based on arm’s length negotiation. The Company may grant net profits interests to certain of its executive officers in addition to stock options, which may further dilute shareholders’ ownership of the Company. While management believes that management’s current consideration is fair for the work being performed and services being provided by them, there is no assurance that the consideration reflects the true market value of the services.

There is no guarantee that the Company will pay dividends to its shareholders.

The Company does not anticipate declaring and paying dividends to its shareholders in the near future. It is the Company’s current intention to apply net earnings, if any, in the foreseeable future to increasing its capital base and marketing. Prospective investors seeking or needing dividend income or liquidity should therefore not purchase the Shares. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of the Company’s common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Company’s Board of Directors.

A small group of Company employees and their related parties hold a majority of the control of the Company.

As of December 31, 2018, the Company’s executive officers, directors, affiliates and entities controlled by them owned approximately 45.91% of the Company’s outstanding common stock. By virtue of such stock ownership, the principal shareholders are able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

Management cannot guarantee that its relationship with the Company does not create conflicts of interest.

The relationship of management and its affiliates to the Company could create conflicts of interest. While management has a fiduciary duty to the Company, it also determines its compensation from the Company. Management’s compensation from the Company has not been determined pursuant to arm’s-length negotiation.

The Company may sustain losses that cannot be recovered through insurance or other preventative measures.

There is no assurance that the Company will not incur uninsured liabilities and losses as a result of the conduct of its business. Once capital is available to purchase insurance, the Company plans to maintain comprehensive liability and property insurance at customary levels, and the Company does not currently have any insurance. The Company will also evaluate the availability and cost of business interruption insurance. Should uninsured losses occur, shareholders could lose their invested capital.

We may be subject to liabilities that are not readily identifiable at this time.

The Company may have liabilities to affiliated or unaffiliated lenders. These liabilities would represent fixed costs we would be required to be pay, regardless of the level of business or profitability experienced by the Company. There is no assurance that the Company will be able to pay all of its liabilities. Furthermore, the Company is always subject to the risk of litigation from customers, suppliers, employees, and others because of the nature of its business, including, but not limited to, consumer lawsuits. Litigation can cause the Company to incur substantial expenses and, if cases are lost, judgments, and awards could add to the Company’s expenses.

In the course of business, the Company may incur expenses beyond what was initially anticipated.

The Company may incur substantial cost overruns in the development of its packaging products. Management is not obligated to contribute capital to the Company. Unanticipated costs may force the Company to obtain additional capital or financing from other sources, or may cause the Company to lose its entire investment in its business plan if it is unable to obtain the additional funds necessary to implement its business plan. There is no assurance that the Company will be able to obtain sufficient capital to implement its business plan successfully. If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return of shareholders’ investment in the Company would be diminished.

The Company may be subject to liens if it is unable to pay its debts.

If the Company fails to pay for materials and services for its business on a timely basis, the Company’s assets could be subject to materialman’s and mechanic’s liens. The Company may also be subject to bank liens in the event that it defaults on loans from banks, if any.

The Company will rely on management to execute the business plan and manage the Company’s affairs.

Under applicable state corporate law and the bylaws of the Company, the officers and directors of the Company have the power and authority to manage all aspects of the Company’s business. Shareholders must be willing to entrust all aspects of the Company’s business to its directors and executive officers.

There is no assurance the Company will always have adequate capital to conduct its business.

The Company will have limited capital available to it, to the extent that the Company raises capital from this offering and in amount less than the maximum offering in the Primary Offering. If the Company’s available capital is fully expended and additional costs cannot be funded from borrowings or capital from other sources, then the Company’s financial condition, results of operations and business performance would be materially adversely affected.

The Company is required to indemnify its directors and officers.

The Company’s Bylaws provide that the Company will indemnify its officers and directors to the maximum extent permitted by California law, provided that counsel has not advised the Company that the officer or director acted in bad faith or breached his or her duty to us or our stockholders, that the officer or director acted in bad faith, or that it is more likely than not that it will ultimately be determined that the officer or director has not met the standards of conduct which make it permissible for under California law for the Company to indemnify the officer or director. If the Company were called upon to indemnify an officer or director, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company’s business.

We have a “going concern” opinion from our independent registered public accounting firm indicating the possibility that we may not be able to continue to operate.

We anticipate generating losses for the next 12 months, we anticipate that we will need approximately $2,000,000 to continue operations for the next twelve months, there is substantial doubt that we will be able to continue operations as a going concern, and our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period ended December 31, 2017. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We cannot be sure that our products will meet necessary standards or be approved or accepted by customers in our target markets.

If we are unable to convince our potential customers or end users of our packaging products that we successfully develop that we are a reliable supplier, that our products are comparable or superior to the products that they currently use, or that the use of our products is otherwise beneficial to them, we will not be successful in entering our target markets, and our business will be adversely affected.

Although we intend to develop technologies to produce packaging that complies with industry specifications, potential customers may be reluctant to adopt our new packaging products. In addition, our technologies may need to satisfy product certification requirements of marijuana suppliers, and there is no assurance that they will.

We may be subject to product liability claims and other claims of our customers and partners.

The design, development, production and sale of packaging products involves a certain level of risk of product liability claims and the associated adverse publicity. Because our planned products would be used to store herbs intended for human consumption, and because use of those herbs by consumers may cause injury to consumers if our packaging products are defective, we are subject to a risk of claims for such injuries and damages. In addition, we may be named directly in product liability suits relating to any packaging products we develop or third-party products integrating our products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our packaging products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our packaging products.

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated claims, specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with other partners and/or customers. Any attempt by us to limit our product liability in our contracts may not be enforceable or may be subject to exceptions. We do not currently have current product liability insurance, and the product liability insurance we plan to acquire may be inadequate to cover all potential liability claims. Insurance coverage, particularly as it relates to products relating to the marijuana industry, is expensive and may be difficult to obtain. Also, insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce the ultimate products resulting from any products we successfully develop will have adequate insurance coverage themselves to cover against potential claims. If we experience a large insured loss, it may exceed any insurance coverage limits we have at that time, or our insurance carrier may decline to cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

We may encounter difficulties managing our growth, and if we are unable to do so, our business, financial condition and results of operations may be adversely affected.

Even if we are able to successfully develop our packaging products, as our operations grow, the simultaneous management of development, production and commercialization across our target markets will become increasingly complex and may result in less than optimal allocation of management and other administrative resources, increase our operating expenses and harm our operating results.

Our ability to effectively manage our operations, growth and various projects across our target markets will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. We may be unable to successfully manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter.

In addition, we may not be able to improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

Our success also depends in part on our management’s expertise managing a public company, and our management has limited expertise in this area. If our management is not able to manage the company properly as a public company, our business would be harmed.

Robert McGuire Sr., our CEO and Chairman of the Board, and Adrian Bray, our CFO and one of our directors, have limited experience in management positions with public companies. If our management is not able to successfully manage the Company as a public company, including complying with various regulatory, disclosure and reporting obligations of public companies, our business would be harmed.

We may incur significant costs complying with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We may use hazardous chemicals and radioactive and biological materials in our business and would be subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to, these materials both in the US and outside the US, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We will incur capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.

Although we will implement safety procedures for handling and disposing of these types of materials and waste products in an effort to comply with these laws and regulations, we cannot be sure that our safety measures will be compliant or capable of eliminating the risk of injury or contamination from the generation, manufacturing, use, storage, transportation, handling, disposal of, and human exposure to, hazardous materials. Failure to comply with environmental, health and safety laws could subject us to liability and resulting damages. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, regulatory oversight costs, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws, such as the Comprehensive Environmental Response Compensation and Liability Act in the United States, can impose liability for the full amount of damages, without regard to comparative fault for the investigation and cleanup of contamination and impacts to human health and for damages to natural resources. Contamination at properties we own and operate, and at properties to which we send hazardous materials, may result in liability for us under environmental laws and regulations.

Our business and operations will be affected by other new environmental, health and safety laws and regulations, which may affect our research and development and manufacturing programs, and environmental laws could become more stringent over time, requiring us to change our operations, or resulting in greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. The costs of complying with environmental, health and safety laws and regulations, and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Risks Related to Our Intellectual Property Rights

Our competitive position will depend on our, or our licensor’s, ability to effectively obtain and enforce patents related to our anticipated packaging products, manufacturing components and manufacturing processes. If we or our licensor fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We do not own any intellectual property rights directly, but we have licensed intellectual property relating to our packaging solutions from FreshTec, Inc., a related party. Our success will depend in part on (i) our ability to obtain additional patent protection, and (ii) for FreshTec to maintain its patent protection sufficient to prevent others from utilizing our anticipated manufacturing components, manufacturing processes and marketing our products, as well as to successfully defend and enforce such patents against infringement by others. In order to protect our packaging products, manufacturing components and manufacturing processes from unauthorized use by third parties, we must hold patent rights that cover our products, manufacturing components and manufacturing processes.

In the process of seeking patent protection or even after a patent is granted, FreshTec could become subject to expensive and protracted proceedings, including patent interference, opposition, post-grant review and re-examination proceedings, which could invalidate or narrow the scope of our licensed patent rights. As such, we do not know nor can we predict the scope and/or breadth of patent protection that FreshTec might obtain on our anticipated products and technology.

Changes either in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our licensed intellectual property rights. In the US, depending on the decisions and actions taken by the US Congress, the federal courts, and the US Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any existing patents rights we have currently licensed or that we might obtain in the future. In foreign jurisdictions, depending on the decisions and actions taken by the foreign government, the judicial system of the jurisdiction, and its patent office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce or any patent rights we have currently licensed or that we might obtain in the future.

The America Invents Act (AIA), which was signed into law on September 16, 2011, brought a number of changes to the US patent system and affects the way patents are prosecuted, challenged and litigated. Among the changes that went into effect September 16, 2012, one of the most significant involves the implementation of a reformed post-grant review system. Other changes, which went into effect on March 16, 2013, include the transition from a “first-to-invent” to “first-to-file” system that attempts to harmonize the US with most of the world. Lack of precedential interpretation of the new provisions of the AIA through specific cases or through guidelines promulgated by the US Patent and Trademark Office and the lack of binding precedent from the courts increase the uncertainty of the impact of the AIA. Together, these changes may increase the costs of prosecution and enforcement of US patents.

While it is currently unclear what impact these changes will have on the operation of our business, they may favor companies able to dedicate more resources to patent filings and challenges.

Enforcing our licensed intellectual property rights will be costly, we cannot predict if we would be successful in the enforcement, and if we did not prevail, our business could be materially harmed.

We currently have the exclusive license to patent-protected packaging technologies. If we or our licensor were to initiate legal proceedings against a third party to enforce our rights to our licensed technologies, the defendant could counterclaim that the patent is invalid and/or unenforceable or assert that the patent does not cover its manufacturing processes, manufacturing components or products. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes or when a patented process is performed by multiple parties. Patent litigation is also costly, time-consuming and distracting to our management. Furthermore, in patent litigation in the United States or elsewhere, defendant counterclaims alleging both invalidity and unenforceability are commonplace, and the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of our licensed patent rights, we will not be able to be certain, for example, that there is no invalidating prior art, of which FreshTec and the patent examiner were unaware during original patent prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we or FreshTec would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse effect on our business. Defendant counterclaims of antitrust or other anti-competitive conduct are also commonplace.

Even if our licensed patent rights were found to be valid and enforceable, patent claims that survive litigation may not cover commercially viable alternative products or processes or prevent competitors from importing or marketing products similar to our own, or using manufacturing processes or manufacturing components similar to our own.

We may not be able to secure trademark protection for any marks we use to identify the Company and its products.

The Company’s CEO and Director, Robert McGuire Sr., has applied for trademarks for the Company’s packaging products. If he obtains those trademarks, we would not have any interest in them unless he assigned them to us. No assurance can be given that Mr. McGuire or the Company will be successful in obtaining the trademarks that Mr. McGuire has applied for or any additional trademarks the Company may seek in the future, that Mr. McGuire will assign any trademarks he obtains to us, or that the trademarks, if obtained, will afford the Company protection or competitive advantages.

.We may not be able to enforce any intellectual property rights we acquire throughout the world.

The laws of some foreign countries where we intend to produce and use our proprietary manufacturing processes may not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, including Brazil and developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement or misappropriation of any intellectual property rights we acquire in these countries. Proceedings in certain jurisdictions to enforce any intellectual property rights we have currently licensed or that we may acquire in the future are unpredictable and could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect intellectual property rights in such countries may be inadequate.

Third parties may misappropriate our proprietary technologies, information, or trade secrets we develop despite a contractual obligation not to do so.

Third parties (including joint venture, collaboration, development partners, contract manufacturers, and other contractors and shipping agents) may have custody or control of our proprietary processes and licensed technologies. If our proprietary technologies were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to use the technologies for their own commercial gain. It is difficult to prevent misappropriation or subsequent reverse engineering. In the event that any proprietary technologies are developed and then misappropriated, it could be difficult for us to challenge the misappropriation or prevent reverse engineering, especially in countries with limited legal and intellectual property protection.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of proprietary information and trade secrets.

In addition to patent rights acquired from FreshTec, we plan to rely on confidentiality agreements to protect our technical know-how and other proprietary information. Confidentiality agreements will be used, for example, when we talk to potential strategic partners. Nevertheless, there can be no guarantee that an outside party will not make an unauthorized disclosure or use of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor would make use of such information, and that our competitive position would then be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

We also plan to keep as trade secrets certain technical and proprietary information where we do not believe patent protection is appropriate, desirable or obtainable. However, trade secrets are difficult to protect. Although we plan to use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators, partners, former partners and other advisors may unintentionally or willfully disclose our trade secrets to competitors or otherwise use misappropriated trade secrets to compete with us. It can be expensive and time consuming to enforce a claim that a third party illegally obtained and is using our trade secrets. Furthermore, the outcome of such claims is unpredictable. In addition, courts outside the US may be less willing to or may not protect trade secrets. Moreover, our competitors may independently design around our trade secrets or develop equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights. Where a third party independently designs around our trade secrets or develops equivalent knowledge, methods and know-how without misappropriating or otherwise violating our trade secret rights, they may be able to seek patent protection for such equivalent knowledge, methods and know-how. This could prohibit us from practicing our own trade secrets we may develop.

Risks Relating to Our Common Stock

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.01 per share, of which 45,000,000 shares were issued and outstanding as of December 31, 2017, and 46,330,477 shares were issued and outstanding as of December 31, 2018. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then-existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the “Penny Stock” rules of the SEC, and the trading market in our securities will likely be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and
•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and
•	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities, and an active trading market in our securities may not develop, or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the OTC Link or another quotation board after the registration statement relating to this prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such application. If for any reason our common stock is not quoted on the OTC Link (or another quotation board) or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We may finance our operations and develop strategic relationships by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

There may be deficiencies with our internal controls that require improvements, and if we are unable to adequately evaluate internal controls, we may be subject to sanctions by the SEC.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Investors may never receive cash distributions, which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; increased competition; and our ability or inability to generate future revenues.

In addition, if our shares are quoted on the OTC Link or another quotation board, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, commodity prices, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCQB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The mailing address of our principal executive office is as follows: 514 Grand Ave, Suite 161, Laramie, Wyoming, 82070, which is a rented mailbox. We conduct our operations from the office space of our CEO and Director, Robert McGuire, Sr., located at 4430 Haskell Avenue, Encino, California, 91436 Mr. McGuire provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the years ended December 31, 2017 and December 31, 2018.

Item 3. Legal Proceedings.

We know of no existing or pending material legal proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or any of our subsidiaries. Other than as disclosed below, none of our officers and/or directors has filed a personal bankruptcy petition, had a bankruptcy petition filed against any business of which they were a general partner or officer at the time of bankruptcy or within two years prior to that time, or has been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years. Our CFO and Director, Adrian Bray, filed for bankruptcy in 2011 in the U.S. Bankruptcy Court, Central District of California (case no. 9:11-bk-10287-RR), which bankruptcy was discharged on November 18, 2011.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of Common Stock are not listed or traded on any national securities exchange or quoted on the OTCQB or any other quotation board. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities.

(b) Holders of Common Equity

As of December 31, 2018, there were 311 stockholders of record.

(c) Dividend Information

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

On April 17, 2018, the Company issued 40,000 shares of common stock, thus satisfying the Stock Payable of $40,000.

On April 18, 2018, the Company issued 1,290,215 shares of common stock for cash, valued at $12,903.

These shares were sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, as tthere was no general solicitation, the transactions did not involve a public offering, the investors were either accredited or financially sophisticated, and there were less than 35 non-accredited investors.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,398,230 for the period from January 1, 2001 to December 31, 2018, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.  At December 30, 2017, we had $550 cash on hand, and an accumulated deficit of $1,332,271. At December 31, 2018, we had $0 cash on hand, and an accumulate deficit of $1,398,230. See “Liquidity and Capital Resources” below.

Net Loss from Operations

The Company has a cumulative net loss of $1,398,230 as of December 31, 2018. The Company had a net loss of $65,959 for the year ended December 31, 2018, as compared to a net loss of $72,914 for the year ended December 31, 2017. This included a net loss from discontinued operations of $729 in December 31, 2017 and $323 in December 31, 2018.

Liquidity and Capital Resources

At December 31, 2018, we had $0 cash on hand and an accumulated deficit of $1,398,230. Our primary source of liquidity has been from borrowing from shareholders and the sale of common stock. As of December 31, 2018, the Company owed $25,318 in outstanding related party notes, with $524 in accrued interest and $682 in imputed interest on these notes and $25,000 in outstanding notes due to an outside party, with $353 in accrued interest on these notes.

Net cash used in operating activities was $52,271 during the year ended December 31, 2018.

Net cash used in investing activities was $11,500 during the year ended December 31, 2018.

Net cash provided by financial activities was $63,221 during the year ended December 31, 2018.

Our expenses to date are largely due to professional fees that include accounting and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

The principal stockholders provide, without cost to the Company, their services, valued at $800 per month. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Contributions totaled $12,000 for both the year ended December 31, 2018 and December 31, 2017, respectively.

Loss from Impairment on Note Receivable

During the year ended December 31, 2018, the Company loaned $11,500 (the “Note”) to FreshTec, Inc. a California company. Pursuant to the Note, effective August 20, 2018, FreshTec, Inc was expected to repay the principal and any interest due under the Note, payable upon demand. Interest will accrue on the unpaid principal balance of the Note at the rate of five percent (5%) per annum. All outstanding principal and any accumulated unpaid interest due under the Note is due and payable upon demand. As of December 31, 2018, the Company recorded an impairment related to the note receivable in the amount of $11,500.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans and the cash from the issuance of common stock.

Working Capital

We had current assets of $1,470 and current liabilities of $16,844, resulting in a deficiency in working capital of $15,374 at December 30, 2017. We had current assets of $220 and current liabilities of $55,968, resulting in a deficiency in working capital of $55,748 at December 31, 2018.

Results of Operations for the year ended December 31, 2018, compared with the year ended December 31, 2017

Revenues

Our total revenue was $0 for the year ended December 31, 2017 and $0 for the year ended December 31, 2018. The revenues were reclassified in 2017 and 2018 to account for discontinued operations as of January 31, 2019.

Cost of Sales

Our overall cost of services was $0 in the year ended December 31, 2017 and $0 in the year ended December 31, 2018. The COGS were reclassified in 2017 and 2018 to account for discontinued operations as of January 31, 2019.

Net Loss from Discontinued Operations

The net loss from discontinued operations was $729 in the year ended December 31, 2017 and $323 in the year ended December 31, 2018.

Discontinued Operations – Telecommunications

As of January 31, 2019, the Company has terminated all payphone customers and is no longer in telecommunications. As a result the Company has discontinued all payphone service related operations. Pursuant to the reports requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore the Company has reclassified the assets and liabilities for payphone service as discontinued operations in the accompanying Balance Sheet and presents the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2018.

Operating and Administrative Expenses

Operating expenses decreased by $14,679, from $67,257 in the year ended December 31, 2017, to $52,578 in the year ended December 31, 2018. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, incorporating services, postage and delivery expense, travel expense and the fair value of services rendered by officers, increased by $3,171, from $22,107 in the year ended December 31, 2017, to $25,278 in the year ended December 31, 2018. Professional fees, made up of accounting and legal fees, decreased by $3,500, from $24,800 in the year ended December 31, 2017, to $21,300 in the year ended December 31, 2018. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Research and Development fees decreased by $14,350, from $20,350 in the year ended December 31, 2017, to $6,000 in the year ended December 31, 2018. The bulk of the decrease in expense was due to the Company’s Research and Development costs in 2017, when comparing to the same period in 2018.

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

On March 31, 2018, the Company had 262 additional shares from an adjustment in the rounding from the previous 10-1 split.

On April 17, 2018, the Company issued 40,000 shares of common stock, thus satisfying the Stock Payable of $40,000.

On April 18, 2018, the Company issued 1,290,215 shares of common stock for cash, valued at $12,903.

As of December 31, 2017, there were 45,000,000 shares of common stock issued and outstanding, and as of December 31, 2018, there were 46,330,477 shares of common stock issued and outstanding.

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

Preferred Stock

Our board of directors is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01. As of December 31, 2017 and December 31, 2018, there were 0 shares of preferred stock issued and outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2018, and December 31, 2017, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Revenue and Cost Recognition

ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company has determined to recognize revenue from the commercial sales of its anticipated packaging products and licensing agreements by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. We have not yet sold any packaging products. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2017 and December 31, 2018.

 Use of Estimates

The preparation of the financial statements is in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, warranty reserve, percentage of completion revenue recognition method, the useful life of fixed assets, assumptions used in the fair value of stock-based compensation and the valuation allowance relating to the Company’s deferred tax assets.

Stock-Based Compensation

ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the years ended December 31, 2017 and 2018 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

ASU 2018-13 Fair Value Measurement (Topic 820) improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements. Effective for fiscal years beginning after December 15, 2019, but early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional disclosure requirements delayed until the stated effective date. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s financial position or results of operations for the years ended December 31, 2017 and 2018.

New Accounting Pronouncements

For information regarding new accounting pronouncements that were adopted and new accounting pronouncements that were issued during the year ended December 31, 2018, see sections of Note 2, “Recent Accounting Pronouncements” to our audited financial statements included in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

Our financial statements are contained in pages F-1 through F-13 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2018.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective in order to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the period covered by this Annual Report on Form 10-K, it had material weaknesses in its internal control procedures.

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing. The Company does not have a functioning audit committee.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

As of December 31, 2018, the Company had not established a formal written policy for the approval, identification and authorization of related party transactions.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments of our current directors and executive officers.

Name and Business Address	Age	Position

Robert McGuire Sr.	84	President, CEO and Director
Adrian Bray	62	Secretary, CFO and Director

Robert McGuire Sr., Chief Executive Officer and Director – Bob McGuire has over 40 years’ experience in a variety of businesses as a founding shareholder with management and funding responsibilities. Those businesses include Computer Data Corporation, the first computer service bureau in California (from 1960-1970). This Company was then acquired by Cognitronics Corporation, a pioneer in OCR and Voice Recognition technology, ultimately going public and traded on the American Stock Exchange. Additionally, Bob was founding partner in businesses in the following fields from 1971-1984: electronic assembly, needlepoint kits, petit point doll house oriental rugs, pre-school wooden toys sold via Toy Fair in New York and tennis dresses from manufacturing through sales to the leading department stores in the U.S. These ventures were in Taiwan, Hong Kong, Vietnam and Bangladesh. Further, Bob founded and financed many technical advances from 1985-1996, such as: manufacturing of reverse osmosis residential water purification systems in the U.S, researched and developed a 71 mm ophthalmic corrected single vision lens, and negotiated the sale of a license and turnkey factory to a group of Turkish businessmen in Istanbul. He served two years U.S. Army military in Post Headquarters, Ft. Eustis, Virginia (from 1954-1956). Bob graduated from Loyola University with a BS Degree. Since 2010, Bob has been self-employed developing technologies for insect control in agricultural applications. Bob was appointed as our CEO, President and Director on May 17, 2017, prior to our merger with Epic Events Corp. and Plantation Lifecare Developers, Inc.

Adrian Bray, CFO, Secretary and Director – Adrian Bray has 30 years’ financial management experience including Chief Financial Officer of an international telecommunications start-up (from 1992-1994) and S.E.C. compliance officer of a U.S. public company involved in internet technology (from 1998-2000), and he has extensive business planning and cash management experience including specialized food and food packaging products (from 2001-2002). He was previously in management roles with foreign exchange and lending operations of Barclays Bank International in Europe and Africa (from 1975-1988). During the last five years, Adrian has been an officer and director of FreshTec, Inc., a related party company that develops modified atmosphere packaging for perishable foods and herbs and which has licensed to the Company the right to use FreshTec’s patented SmartPac® technology for marijuana packaging. Adrian was appointed as our CFO, Secretary and Director on May 19, 2017, after our merger with Epic Events Corp. and Plantation Lifecare Developers, Inc.

Former Director and Officer

Joseph C. Passalaqua, Executive VP and Director – Joe Passalaqua has been President of Lyboldt-Daly, Inc., a real estate management company since February 1996. He was a member of the Board of Directors of All State Property Holdings, Inc. from February 2017 through December 2017, and he was the President and Director of Highlight Networks, Inc. from May 2012 to June 2015 and a member of its Board of Directors from July 2012 through June 2015. He was President, Treasurer and Director of Hardwired Interactive, Inc. from October 2010 to November 2011. He became President of Plantation Lifecare Developers, Inc. in February 2009. Previously, Joe owned Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac, Buick, GMC Truck Center dealerships from February 1996 to July 2008. He was Secretary of Digital Utilities Ventures, Inc. from March 2009 to July 2010. Joe was appointed as our sole officer and director at our inception on April 27, 2017, and he became our Executive Vice President following Bob’s appointment as our President on May 17, 2017.

Mr. Passalaqua resigned as a Director and Officer effective September 14, 2018. His letter of resignation noted that he did not resign as a result of any disagreement with the Company’s operations, policies or practices.

Board Composition

Our By-Laws provide that the Board of Directors shall consist of not less than one nor more than fifteen directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company’s majority shareholders. Each officer shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors, and shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee or financial expert. Management has determined not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. As such, our entire Board of Directors acts as our audit committee. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely, as the Company’s principals had no Section 16 filing obligations because the Company had limited Exchange Act reporting obligations after the effectiveness of its Securities Act registration statement during 2018, and the Company did not file a registration statement on Form 8-A pursuant to the Exchange Act during 2018.

Code of Ethics

The Company does not currently maintain a Code of Ethics due to the fact that it is in the start-up stage of its operations, but plans to adopt one in the future.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our company for the years ended December 31, 2018, 2017, and 2016:

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)
Robert McGuire Sr., CEO & Director	2016-2018	-	-	-	-	-	-	-
Adrian Bray, CFO & Director	2016-2018	-	-	-	-	-	-	-
Joseph C. Passalaqua, Former Vice President & Director (1)	2016-2018	-	-	-	-	-	-	-

(1)	Joseph Passalaqua was our Vice President and member of our Board of Directors through September 14, 2018, when he resigned from all positions with the Company.

We have no pension, health, annuity, bonus, insurance, profit sharing, or similar benefit plans. On January 22, 2019 the Board of Directors adopted a Stock Option Plan. This plan provides for stock options or similar financial instruments with an underlying value of 20,000,000 shares of common stock to be issued. To date, no options or similar instruments have been issued under the plan. No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Other than as disclosed in the compensation table above, our directors do not receive compensation for their services as directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment arrangements or agreements, or other contracts with our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 46,330,477 shares of our common stock issued and outstanding as of December 31, 2018. We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed below is care of Plantation Corp., 514 Grand Ave, Suite 161, Laramie, Wyoming, 82070.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class as of June 30, 2018	Percent of Class after Offering (1)
Robert McGuire Sr. (2) (3)	Common	5,957,694 Shares	12.86%	10.97%
Adrian Bray (2) (4)	Common	9,464,335 Shares	20.43%	17.42%
All Officers and Directors as a Group	Common	15,422,029 Shares	33.28%	28.38%
Katherine Zuniga	Common	5,822,167 Shares	12.57%	10.72%
Paul Weisbrich (5)	Common	8,689,335 Shares	18.76%	15.99%
Christian Machado (6)	Common	8,664,335 Shares	18.70%	15.95%

(1) Based on 46,330,477 shares of common stock outstanding prior to the Primary Offering and 54,330,477 shares of common stock outstanding after the Primary Offering assuming all shares in the offering are sold.

(2) Officer and Director.

(3) Robert McGuire Sr. is deemed to be the beneficial owner of 5,957,694 shares held in the name of his wife, Sheila McGuire.
(4) Adrian Bray is deemed to be the beneficial owner of 800,000 shares held in his name, and 8,664,335 shares held in the name of FreshTec, Inc. because Mr. Bray is a director of FreshTec, Inc. and shares voting control over securities held in the name of FreshTec, Inc. FreshTec, Inc. is a related party of the Company.

(5) Paul Weisbrich is deemed to be the beneficial owner of 25,000 shares held in his name, and 8,664,335 shares held in the name of FreshTec, Inc. because Mr. Weisbrich is a director of FreshTec, Inc. and shares voting control over securities held in the name of FreshTec, Inc.

(6) Christian Machado is deemed to be the beneficial owner of 8,664,335 shares held in the name of FreshTec, Inc. because Mr. Machado is a director of FreshTec, Inc. and shares voting control over securities held in the name of FreshTec, Inc.

DESCRIPTION OF SECURITIES

The following description of our capital stock is a summary and is qualified in its entirety by the provisions of our Articles of Incorporation, which has been filed as an exhibit to our registration statement of which this Prospectus is a part.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, par value $0.01, of which 46,330,477 shares are issued and outstanding as of December 31, 2018. Each holder of shares of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of Directors. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. There is no provision in our Articles of Incorporation or By-laws that would delay, defer, or prevent a change in control of our Company.

Preferred Stock

We are currently authorized to issue 10,000,000 shares of preferred stock, par value $0.01, of which 0 shares are issued and outstanding as of December 31, 2018. We have not designated any series of preferred stock, but our Board of Directors has the authority to designate the rights and preferences of each series of preferred stock without action by our stockholders, and then to issue shares of preferred stock. As a result, preferred shares could be issued quickly and easily, negatively affecting the rights of holders of common shares and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Because we may issue preferred stock in order to raise capital for our operations, your ownership interest may be diluted which would result in your percentage of ownership in us decreasing.

Warrants and Options

Currently, there are no warrants or options outstanding; nor are there any other equity or debt securities convertible into common stock.

Security Holders

As of December 31, 2018, there were 46,330,477 common shares issued and outstanding, which were held by 311 stockholders of record.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Transfer Agent

We have engaged Pacific Stock Transfer Company as transfer agent to serve as agent for shares of our common stock. Our transfer agent’s contact information is as follows:

Pacific Stock Transfer Company

6725 Via Austi Parkway

Suite 300

Las Vegas, NV 89119

Telephone No: (702) 361-3033

Market for our Securities

Our common stock is not listed on any national securities exchange, nor is it quoted on any quotation board such as the OTCQB (part of the OTC Link, LLC) operated by OTC Markets Group, Inc. We intend to have a market maker file an application for our common stock to be quoted on the OTC Link, LLC quotation board operated by OTC Markets Group, Inc. However, we do not have a market maker that has agreed to file such application. If our securities are not quoted on the OTCQB, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTCQB differs from national and regional stock exchanges in that it

(1)	is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and

(2)	securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTCQB, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. If it meets the qualifications for trading securities on the OTCQB (including filing an initial application with OTC Markets Group, Inc. and paying an application and annual fee, maintaining a minimum bid price of $0.01 per share, being current in SEC reporting requirements, and maintaining issuer information on OTC Markets), our securities will trade on the OTCQB. In light of the eligibility requirements to have our shares approved for quotation on the OTCQB, we may not now or ever qualify for quotation on the OTCQB. We currently have no market maker who is willing to list quotations for our securities or file an application for our common stock to be quoted on the OTCQB.

Anti-Takeover Provisions

Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board may, without action of our stockholders, issue authorized but unissued shares of preferred stock. The existence of unissued preferred stock may enable the Board, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Securities Authorized for Issuance under Equity Compensation Plans

The Company did not adopt an equity compensation plan during 2018, and as of December 31, 2018, no shares were issued under any such plan.

Item 13. Certain Relationships and Related Transactions.

From 2008-2016, a major shareholder and President of the Company’s predecessor Plantation Delaware, Joseph C. Passalaqua (who was an officer and director the Company through September 14, 2018), loaned Plantation Delaware $25,455. On September 1, 2010, Joseph C. Passalaqua contributed payphone equipment in exchange for a $20,000 promissory note. All of these notes accrued simple interest at a rate of 18% annually and were payable on demand. As of December 31, 2016, Plantation Delaware owed Mr. Passalaqua $45,455 related to these notes, and had accrued $55,163 in simple interest under the notes. In 2017, $4,025 in additional interest accrued under these notes. On July 27, 2017, the principal amount of $45,455 and accumulated interest of $59,188 under the notes was retired for the issuance of founders shares in the Merger of the Company and Plantation Delaware. As of December 31, 2017, and 2018, the Company owed $0 related to these notes.

From 2008-2011, Cobalt Blue LLC, loaned the Company’s predecessor Plantation Delaware $10,290. Mary Passalaqua (the wife of our officer and director, Joseph C. Passalaqua) was the President of Cobalt Blue LLC. These notes accrued simple interest at a rate of 18% annually and were payable on demand. As of December 31, 2016, Plantation Delaware owed $10,290 related to these notes and had accrued $8,697 in simple interest. In 2017, $903 in additional interest accrued under these notes. On July 27, 2017, the principal amount of $10,290 and accumulated interest of $9,600 under the notes was retired for the issuance of founders shares in the Merger of the Company and Plantation Delaware. As of December 31, 2017, and 2018, the Company owes $0 related to these notes and in accrued simple interest.

From 2010-2017, the Company had incurred a liability to Lyboldt-Daly, Inc. in the amount of $28,500, for bookkeeping and internal accounting services for Plantation Corp. Joseph C. Passalaqua is the President of Lyboldt-Daly, Inc. and the Vice President and a majority shareholder in Plantation Corp. On July 27, 2017, this debt was retired for the issuance of founders shares in the Merger. As of December 31, 2017 and 2018, the Company owed $0 to Lyboldt-Daly, Inc.

The principal stockholders provided, without cost to the Company, their services, valued at $800 per month which totaled $9,600 for the years ended December 31, 2017 and December 31, 2018. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the years ended December 31, 2017 and December 31, 2018. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

On April 18, 2018, 316,718 shares of Common Stock, valued at $3,168 and 25,000 shares of Common Stock, valued at $250 were issued for cash, to related parties of an officer of the Company.

On April 25, 2018, a related party paid a Company expense of $2,212, this Related Party Payable was non-interest bearing. As of December 31, 2018, the Company has repaid this amount and owes $0.

From April 2018 – November 2018, a related party loaned the Company $23,800, these notes payable are on demand and accruing 5% interest annually. In August 2018, $5,000 of this amount was repaid. As of December 31, 2018, the Company owes $18,800 in principal, $396 related to these notes.

In June 2018 and July 2018, a related party loaned the Company $6,518, these notes are payable on demand and accruing 5% interest annually. As of December 31, 2018, the Company owes $6,518 in principal and $128 in interest, related to these notes.

In August 20, 2018, a related party was paid $11,500 from the Company, this note receivable is payable upon demand and accruing 5% interest annually. As of December 31, 2018, the Company recorded an impairment related to the note in the amount of $11,500 and $0 interest was accrued.

As of December 31, 2018, the Company recorded additional imputed interest of $682 for the $25,318 in notes payable due to related parties.

As of December 31, 2017 and 2018, all activities of Plantation Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Corp. for the use of these facilities and there are no commitments for future use of the facilities.

Policy on Approving Related Party Transactions

At present, there is no written policy on approving Related Party Transactions, which is a material weakness in our internal controls.

Director Independence

The common stock of the Company is not currently listed on a national securities exchange, or quoted on a quotation board, with a director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

As of December 31, 2018, the Board determined that it had no independent directors under these standards.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, M&K CPAs PLLC for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Services	2018	2017

Audit Fees	$13,550	$9,800

Audit - Related Fees	-	-

Tax fees	-	-

All Other Fees – Review of S-1 and S-1 Amendments	$2,750	-

Total	$16,300	$9,800

The Company has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to the fees paid by the Company to the principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANTATION CORP.

Date: April 15, 2019	By:	/s/ Robert McGuire Sr.
Robert McGuire Sr.
Chief Executive Officer and Director

Date: April 15, 2019	By:	/s/ Adrian Bray
Adrian Bray
Chief Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Plantation Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plantation Corp. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M K CPAS ,PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

April 15, 2019

PLANTATION CORP.
BALANCE SHEETS

	December 31, 2017	December 31, 2018
ASSETS
Current Assets:
Cash	$550	$—
Accounts Receivable from Discontinued Operations	920	220
Total Current Assets	1,470	220

TOTAL ASSETS	$1,470	$220

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$16,844	$4,773
Interest Payable	—	353
Interest Payable - Related Party	—	524
Notes Payable	—	25,000
Notes Payable Related Party	—	25,318

Total Current Liabilities	16,844	55,968

Total Liabilities	16,844	55,968

Stockholder's Deficit
Preferred Stock, par value $0.01
10,000,000 shares Authorized , 0 shares Issued and
Outstanding at December 31, 2017 and December 31, 2018	—	—
Common Stock, par value $0.01
100,000,000 shares Authorized,
45,000,000 Issued and Outstanding at December 31, 2017
and 46,330,477 at December 31, 2018	450,000	463,305
Stock Payable	40,000	—
Additional Paid-In Capital	826,897	879,177
Accumulated Deficit	(1,332,271)	(1,398,230)

Total Stockholder's Equity (Deficit)	(15,374)	(55,748)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,470	$220

The accompanying notes are an integral part of these audited financial statements

PLANTATION CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2018

Revenues:
Income	$—	$—
Cost of Services	—	—
Gross Loss (Margin)	—	—

Expenses:
Applications Research and Development	20,350	6,000
General and administrative expense	22,107	25,278
Professional Fees	24,800	21,300
Total Operating Expenses	67,257	52,578

Operating Loss	(67,257)	(52,578)

Other Expense
Impairment on note receivable	—	11,500
Interest expense	4,928	1,558

Net Loss from Continued Operations	$(72,185)	$(65,636)

Net Loss from Discontinued Operations	$(729)	$(323)

Net Loss	(72,914)	(65,959)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	21,370,615	45,962,326

The accompanying notes are an integral part of these audited financial statements

PLANTATION CORP.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock Shares	Common Stock Par Value	Stock Payable	Paid in Capital	Accumulated Deficit	Total Stockholders' Equity Deficiency

Balance as of December 31, 2016	3,530,000	1,412	—	1,110,052	(1,259,357)	(147,893)

Donated Services	—	—	—	12,000	—	12,000

Change in par value to $0.01 at July 27, 2017	—	34,022	—	(34,022)	—	—

Adjustment to Actual for Rounding in 10-1 Split, Retroactive	13,436	—	—	—	—	—

Retirement of Common Stock at July 27, 2017	(1,877,924)	(18,779)	—	18,779	—	—

Issuance of Common Stock at July 27, 2017	43,334,488	433,345	—	(433,345)	—	—

Gain on forgiveness of debt - related party	—	—	—	153,433		153,433

Shares Issued for Cash - Stock Payable	—	—	40,000	—	—	40,000

Net Loss	—	—	—	—	(72,914)	(72,914)

Balance as of December 31, 2017	45,000,000	450,000	40,000	826,897	(1,332,271)	(15,374)

Donated Services	—	—	—	12,000	—	12,000

Adjustment to Actual for Rounding in 10-1 Split, Retroactive	262	2	—	(2)	—	—

Issuance of Common Stock to Satisfy Stock Payable at April 17, 2018	40,000	400	(40,000)	39,600	—	—

Shares Issued for Cash	1,290,215	12,903	—	—	—	12,903

Imputed Interest on Related Party Loans	—	—	—	682		682

Net Loss	—	—	—	—	(65,959)	(65,959)

Balance as of December 31, 2018	46,330,477	463,305	$—	879,177	(1,398,230)	(55,748)

The accompanying notes are an integral part of these audited financial statements

PLANTATION CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2018
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(72,185)	$(65,636)
Loss from discontinued operations	$(729)	$(323)
Net loss from contined operations	$(72,914)	$(65,959)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment of Note Receivable - Related Party	$—	$11,500
Fair value of services provided by related parties	12,000	12,000
Imputed interest on Notes Payable - Related Party	—	682
Changes In:
Accounts Receivable	(782)	—
Accounts Payable	15,297	(12,071)
Accounts Payable - Related Party	1,500	—
Accrued Interest	—	353
Accrued Interest - Related Party	4,928	524
Net Cash Used in Operating Activities of Continuing Operations	(39,971)	(52,971)
Net Cash Used in Operating Activities of Discontinued Operations	—	700
Net Cash Used in Operating Activities	(39,971)	(52,271)

CASH FLOWS FROM INVESTING
Note Receivable - Related Party	—	(11,500)
Net Cash Used in Investing Activities	—	(11,500)

CASH FLOWS FROM FINANCING
Proceeds from Notes Payable	—	25,000
Proceeds from Notes Payable - Related Party	400	25,318
Proceeds from Sale of Common Stock	40,000	12,903
Net Cash Provided by Financing Activities	40,400	63,221

Net (Decrease) Increase in Cash	429	(550)
Cash at Beginning of Period	121	550

Cash at End of Period	$550	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$703	$450

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Founder's shares issued during merger, valued at $433,345	$488,588	$—
Adjustment to actual for rounding in 10-1 split, Retroactive	$—	$2
Forgiveness of related party liabilities	$153,433	$—

The accompanying notes are an integral part of these audited financial statements

PLANTATION CORP.

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

On September 1, 2010, the Company’s President contributed payphones and payphone equipment. In the years ended December 31, 2017 and December 31, 2018, the Company was primarily in the business of providing the use of outdoor payphones, and providing telecommunication services. In 2019, the Company has discontinued operations with all payphone customers and is no longer in the telecommunications business.

On July 27, 2017, an Agreement Merger was signed and executed between Plantation Lifecare Developers, Inc., a Delaware Corporation, Epic Events Corp., a Wyoming Corporation, and Plantation Corp., a Wyoming Corporation. On July 27, 2017, a certificate of Merger and Amended and Restated Certificate of Incorporation were filed with the State of Wyoming. The surviving corporation is “Plantation Corp.”,a Wyoming Corporation.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Plantation Corp. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $1,398,230 since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding as of the years ended December 31, 2017 and December 31, 2018.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the years ended December 31, 2017 and 2018 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Nature of Business

The Company is primarily in the business of providing the use of outdoor payphones, and providing telecommunication services.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company has determined to recognize revenue from the commercial sales of products and licensing agreements by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. We have not yet sold any packaging products.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2017 and December 31, 2018.

 Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2017 and December 31, 2018, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service payphone revenue. The Accounts Receivable was $920 as of December 31, 2017 and $220 as of December 31, 2018.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. As of December 31, 2017 and December 31, 2018, the payphone equipment is fully depreciated and depreciation expense for those periods was $0 respectively.

Property and Equipment

It is the Organization's policy is to capitalize assets with a useful life of greater than one year and a value of $5,000 or more at cost. Contributed property and equipment is recorded at fair value at the date of donation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. Estimated useful lives range from three to ten years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the current period financial statements.

Recent Accounting Pronouncements

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

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of its anticipated products and licensing agreements by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.  We have not yet sold any packaging products. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended December 31, 2017 and December 31, 2018.

Effective August 1, 2018, the Company adopted ASU 2018-13 Fair Value Measurement (Topic 820).This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements. It is effective for fiscal years beginning after December 15, 2019 but early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional disclosure requirements delayed until the stated effective date. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations for the twelve months ended December 31, 2017 and December 31, 2018.

NOTE 2 - INCOME TAXES

In the year ended December 31, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,332,271 that may be offset against future taxable income. In the year ended December 31, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,386,048 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

December 31, 2017
Net Operating Losses	$452,972
Valuation Allowance	(452,972)
$—

December 31, 2018
Net Operating Losses	$471,256
Valuation Allowance	(471,256)
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

The principal stockholders provided, without cost to the Company, their services, valued at $800 per month which totaled $9,600 for the years ended December 31, 2017 and December 31, 2018. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the years ended December 31, 2017 and December 31, 2018. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

On April 18, 2018, 316,718 shares of Common Stock, valued at $3,168 and 25,000 shares of Common Stock, valued at $250 were issued for cash, to related parties of an officer of the Company.

On April 25, 2018, a related party paid a Company expense of $2,212, this Related Party Payable was non-interest bearing. As of December 31, 2018, the Company has repaid this amount and owes $0.

From April 2018 – November 2018, a related party loaned the Company $23,800, these notes payable are on demand and accruing 5% interest annually. In August 2018, $5,000 of this amount was repaid. As of December 31, 2018, the Company owes $18,800 in principal, $396 related to these notes.

In June 2018 and July 2018, a related party loaned the Company $6,518, these notes are payable on demand and accruing 5% interest annually. As of December 31, 2018, the Company owes $6,518 in principal and $128 in interest, related to these notes.

In August 20, 2018, a related party was paid $11,500 from the Company, this note receivable is payable upon demand and accruing 5% interest annually. As of December 31, 2018, the Company recorded an impairment related to the note in the amount of $11,500 and $0 interest was accrued.

As of December 31, 2018, the Company recorded additional imputed interest of $682 for the $25,318 in notes payable due to related parties.

As of December 31, 2018, all activities of Plantation Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – NOTE PAYABLE

On August 20, 2018, an outside party loaned the Company $25,000, this note is payable on demand and accruing 5% interest annually. As of December 31, 2018, the Company owes $25,000 in principal and $353 in interest, related to these notes.

NOTE 5 – NOTE RECEIVABLE RELATED PARTY

In the year ended December 31, 2018, the Company loaned $11,500 (the “Note”) to FreshTec, Inc. a California company. Pursuant to the Promissory Note, effective August 20, 2018, FreshTec, Inc was expected to repay the principal and any interest due under the Note, payable upon demand. Interest will accrue on the unpaid principal balance of the Note at the rate of five percent (5%) per annum. All outstanding principal and any accumulated unpaid interest due under the Note is due and payable upon demand. In the year ended December 31, 2018, the Company recorded an impairment related to the note receivable in the amount of $11,500. This entity is controlled by our CFO. The reason for the loan was to protect our leased patents that are owed by FreshTec.

NOTE 6 – MERGER AND ACQUISITIONS

On July 27, 2017, a Certificate of Merger and Amended Certificate of Incorporation were filed with the State of Wyoming. The Merger was between Plantation Lifecare Developers, Inc., a Delaware Corporation, Epic Events Corp., a Wyoming Corporation and Plantation Corp., a Wyoming Corporation. The surviving corporation is Plantation Corp. and is a Wyoming corporation. These entities are controlled by related parties.  As result of the Merger on July 27, 2017, the Company had a 10-1 reverse split of the Company’s outstanding shares, with approximately 3,530,000 shares issued and outstanding after the split. This is stated retroactively in the company’s financial statements. The split resulted in the Company issued an additional 13,436 shares as rounding shares. The actual number, round up to a minimum of 100 shares per shareholder is 3,543,436. In addition, in the Merger Agreement, a shareholder retired 1,877,924 shares of common stock and the Company issued 43,334,488 shares as Founders Shares in Plantation Corp.  This merger was accounted for as an acquisition by related party entities due to the fact that the Company is not majority owned by one individual, has similar members of management and Board of Directors, the shareholders of Plantation Lifecare Developers, Inc. did not receive majority shares post-merger and no shareholder of Plantation Lifecare Developers, Inc. gained a majority share post-merger. The ownership structure of the Company did not change as a result nor did any of its officers change positions. Neither Epic Events Corps or Plantation Corp had revenue or any outstanding liabilities on the date of the merger. Plantation Corp. had $200 in cash on the date of the merger. Epic Events Corp had 43,334,488 Founder’s shares issued and outstanding and held a license to various patents, which was valued at $0.  See additional disclosures at Note 6.

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

NOTE 7 – DISCONTINUED OPERATIONS

As of January 31, 2019, the Company has terminated all payphone customers and is no longer in telecommunications. As a result the Company has discontinued all payphone service related operations. Pursuant to the reports requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore the Company has reclassified the assets and liabilities for payphone service as discontinued operations in the accompanying Balance Sheet and presents the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2018.

The net loss from discontinued operations was $729 in the year ended December 31, 2017, and $323 in the year ended December 31, 2018.

NOTE 8 – COMMON STOCK TRANSACTIONS AND STOCKHOLDERS’ DEFICIT

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

On March 31, 2018, the Company had 262 additional shares from an adjustment in the rounding from the previous 10-1 split.

On April 17, 2018, the Company issued 40,000 shares of common stock, thus satisfying the Stock Payable of $40,000.

On April 18, 2018, the Company issued 1,290,215 shares of common stock for cash, valued at $12,903.

The principal stockholders provide, without cost to the Company, their services, valued at $800 per month. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Contributions totaled $12,000 for both years ended December 31, 2017 and December 31, 2018.

There were 45,000,000 shares of Common Stock issued and outstanding as of December 31, 2017 and 46,330,477 outstanding as of December 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10 – SUBSEQUENT EVENTS

As of January 31, 2019, the Company has discontinued operations with all payphone customers and is no longer in the telecommunications business. See additional disclosures at Note 7.

In February 2019, a related party loaned the Company $50,000, this note is payable on demand and accruing 5% interest annually.

In February 2019, the Company paid FreshTec $45,000 for inventory related to leased patents obtained.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.