Form 10-Q
period 2019-03-31
Plantation Corp.
filed 2019-05-17
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 15, 2019, the Company had 46,330,477 shares of common stock oustanding.

PLANTATION CORP.

PLANTATION CORP.
BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$2,043	$—
Accounts receivable	—	220
Prepaid inventory - related party	45,000	—
Total current assets	47,043	220

Total assets	$47,043	$220

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,448	$4,773
Accounts payable - related party	120	—
Interest payable	661	353
Interest payable - related party	1,256	524
Notes payable	25,000	25,000
Notes payable - related party	85,318	25,318
Total current liabilities	114,803	55,968

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 0 and 0 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,330,477 and 46,330,477 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	463,305	463,305
Additional paid in capital	882,364	879,177
Accumulated deficit	(1,413,429)	(1,398,230)
Total stockholders' deficit	(67,760)	(55,748)

Total liabilities and stockholders' deficit	$47,043	$220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTATION CORP.
STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$—	$—
Cost of revenues	—	—
Net margin	—	—

Operating expenses
General and administrative	4,911	5,501
Professional fees	8,800	8,200
Total operating expenses	13,711	13,701

Net loss from operations	(13,711)	(13,701)

Other expense
Interest expense	1,227	—
Total other expense	1,227	—

Net loss from continued operations	$(14,938)	$(13,701)

Net loss from discontinued operations	$(261)	$(156)

Net loss	$(15,199)	$(13,857)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	46,330,477	45,000,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTATION CORP.
STATEMENT OF STOCKHOLDERS' DEFICIT
UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total
	Number	Amount	Number	Amount
Balance, December 31, 2017	—	$—	45,000,000	$450,000	$826,897	$40,000	$(1,332,271)	$(55,374)

Shares issued for cash	—	—	—	—	—	12,903	—	12,903
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended March 31, 2018	—	—	—	—	—	—	(13,857)	(13,857)
Balance, March 31, 2018	—	$—	45,000,000	$450,000	$829,897	$52,903	$(1,346,128)	$(53,328)

Balance, December 31, 2018	—	$—	46,330,477	$463,305	$879,177	$—	$(1,398,230)	$(55,748)

Imputed interest on related party loans	—	—	—	—	187	—	—	187
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended March 31, 2019	—	—	—	—	—	—	(15,199)	(15,199)
Balance, March 31, 2019	—	$—	46,330,477	$463,305	$882,364	$—	$(1,413,429)	$(67,760)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLANTATION CORP.
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018
UNAUDITED
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash flows from operating activities
Net loss from continued operations	$(14,938)	$(13,701)
Net loss from discontinued operations	(261)	(156)
Net loss	(15,199)	(13,857)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of services provied by related parties	3,000	3,000
Imputed interest on notes receivable - related party	187	—
Changes in operating assets and liabilities
Accounts receivable	220	920
Prepaid inventory - related party	(45,000)	—
Accounts payable	(2,325)	(2,344)
Accounts payable - related party	120	—
Accrued interest	308	—
Accrued interest - related party	732	—
Net cash used in operating activities	(57,957)	(12,281)

Cash flows from investing activities
Notes receivable - related party	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from notes payable	—	—
Proceeds from notes payable - related party	60,000	—
Cash from issuance of stock	—	12,903
Net cash provided by financing activities	60,000	12,903

Net change in cash	2,043	622
Cash, beginning of period	—	550
Cash, end of period	$2,043	$550

Supplemental cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing activities
Adjustment to actual for rounding in 10-1 split, retroactive	$—	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTATION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

This summary of accounting policies for Plantation Corp. (the “Company”) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

In 2001, a merger agreement was signed between Copernicus International, Inc., a Delaware Corporation, and Plantation Lifecare Developers, Inc., a Delaware Corporation. The surviving corporation is named Plantation Lifecare Developers, Inc. On November 8, 2001, a certificate of Merger and Amended and Restated Certificate of Incorporation were filed with the State of Delaware. The company was intended to construct and operate life care communities which combine modern, specially designed resort villas, access to assisted-care living and modern skilled nursing hospitals in the Caribbean and South America.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $1,413,429 since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding as of the three months ended March 31, 2019 and March 31, 2018.

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

Nature of Business

The Company is primarily in the business of developing and selling modified atmosphere packaging for the storage of cannabis and related commodities. The company was until 2017 primarily in the business of providingthe use of outdoor payphones and providing telecommunication services. All telephone service operations were discontinued as of January 31, 2019.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2019 and December 31, 2018, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service payphone revenue. The Accounts Receivable was $0 as of March 31, 2019 and $220 as of December 31, 2018.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. As of March 31, 2019 and December 31, 2018, the payphone equipment is fully depreciated and depreciation expense for those periods was $0 respectively.

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

Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.  There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended December 31, 2018 and the three months ended March 31, 2019.

Effective August 1, 2018, the Company adopted ASU 2018-13 Fair Value Measurement (Topic 820).This ASU improves the effectiveness of fair value disclosures in the notes to financial statements. Amendments in this ASU impact the disclosure requirements in Topic 820, including the removal, modification and addition to existing disclosure requirements. It is effective for fiscal years beginning after December 15, 2019 but early adoption is permitted, with the option to early adopt amendments to remove or modify disclosures, with full adoption of additional disclosure requirements delayed until the stated effective date. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Management currently is evaluating the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations for the twelve months ended December 31, 2018 and three months ended March 31, 2019.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We have adopted the new standard on its effective date. We currently do not have any leases and thus this pronouncement does not currently apply to the Company.

 NOTE 2 - INCOME TAXES

In the three months ended March 31, 2019, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,401,060 that may be offset against future taxable income. In the year ended December 31, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,386,048 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

March 31, 2019
Net Operating Losses	$294,223
Valuation Allowance	(294,223)
$—

December 31, 2018
Net Operating Losses	$291,070
Valuation Allowance	(291,070)
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

On February 25, 2019, the Company purchased some prepaid inventory from a related party in the amount of $45,000. The prepaid inventory is still yet to be received and will be manufactured and received by the Company in June of 2019. Soon thereafter the inventory will be available for sale.

The principal stockholders provided, without cost to the Company, their services, valued at $800 per month which totaled $9,600 for the year ended and December 31, 2018 and $2,400 for the three months ended March 31, 2019. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the year ended December 31, 2018 and $600 for the three months ended March 31, 2019. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

On April 18, 2018, 316,718 shares of Common Stock, valued at $3,168 and 25,000 shares of Common Stock, valued at $250 were issued for cash, to related parties of an officer of the Company.

On April 25, 2018, a related party paid a Company expense of $2,212, this Related Party Payable was non-interest bearing. As of March 31, 2019, the Company has repaid this amount and owes $0.

From April 2018 – March 2019, a related party loaned the Company $83,800, these notes payable are on demand and accruing 5% & 8% interest annually. In August 2018, $5,000 of this amount was repaid. As of March 31, 2019, the Company owes $78,800 in principal, and $923 in interest related to these notes.

In June 2018 and July 2018, a related party loaned the Company $6,518, these notes are payable on demand and accruing 5% interest annually. As of March 31, 2019, the Company owes $6,518 in principal and $231 in interest, related to these notes.

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

As of March 31, 2019, the Company recorded additional imputed interest of $187 for the $25,318 in notes payable due to related parties.

As of March 31, 2019, all activities of Plantation Corp. have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Plantation Corp. for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – NOTE PAYABLE

On August 20, 2018, an outside party loaned the Company $25,000, this note is payable on demand and accruing 5% interest annually. As of March 31, 2019, the Company owes $25,000 in principal and $764 in interest, related to these notes.

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

NOTE 7 – DISCONTINUED OPERATIONS

As of January 31, 2019, the Company has terminated all payphone customers and is no longer in telecommunications. As a result the Company has discontinued all payphone service related operations. Pursuant to the reports requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because it represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore the Company has reclassified the assets and liabilities for payphone service as discontinued operations in the accompanying Balance Sheet and presents the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2019 and March 31, 2018.

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

There were 46,330,477 shares of Common Stock issued and outstanding as of March 31, 2019 and 46,330,477 outstanding as of December 31, 2018.

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

Legacy Payphone Operations

As of December 31, 2018, we owned, operated and managed privately owned public payphones in the State of New York, although our primary focus was development of our marijuana packaging technology. As of January 31, 2019, the Company terminated all payphone customers and was no longer involved telecommunications operations. As a result, the Company has discontinued all payphone service related operations. Pursuant to the reports requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore the Company has reclassified the assets and liabilities for payphone service as discontinued operations in its Balance Sheets and presented the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2018 and March 31, 2019.

Marijuana Packaging Operations

No revenue has yet been earned from the sale of packaging for marijuana since the BudLifeTM containers are still under development.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the year ending December 31, 2018 and thtree months ending March 31, 2019, and related management discussion, filed by the Company in its Registration Statement on Form S-1/A, Amendment No. 3, filed with the United States Securities and Exchange Commission (the “SEC”) on August 27, 2018, and declared effective by the SEC on September 14, 2018.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,413,429 for the period from January 1, 2001 to March 31, 2019, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.  At December 31, 2018, we had $0 cash on hand, and an accumulated deficit of $1,398,230. At March 31, 2019, we had $2,043 cash on hand, and an accumulated deficit of $1,413,429. See “Liquidity and Capital Resources” below.

Net Loss from Operations

The Company has a cumulative net loss of $1,413,429 as of March 31, 2019. The Company had a net loss of $15,199 for the three months ended March 31, 2019, as compared to a net loss of $13,857 for the three months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had $2,043 cash on hand and an accumulated deficit of $1,413,429. Our primary source of liquidity has been from borrowing from shareholders and the sale of common stock. As of March 31, 2019, the Company owed $85,318 in outstanding related party notes, with $1,153 in accrued interest on those notes, and $25,000 in outstanding notes due to an outside party, with $764 in accured interest on these notes.

Net cash used in operating activities was $57,957 during the three months ended March 31, 2019.

Net cash provided by investing activities was $0 during the three months ended March 31, 2019.

Net cash provided by financing activities was $60,000 during the three months ended March 31, 2019.

Our expenses to date are largely due to professional fees that include accounting and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

The principal stockholders provide, without cost to the Company, their services, valued at $800 per month. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Contributions totaled $3,000 for both the three months ended March 31, 2019 and March 31, 2018, respectively.

Net Loss from Operations

The Company has a cumulative net loss of $1,413,429 as of March 31, 2019. The Company had a net loss of $15,199 for the three months ended March 31, 2019, as compared to a net loss of $13,857 for the three months ended March 31, 2018.

Loss from Impairment on Note Receivable

During the year ended December 30, 2018, the Company loaned $11,500 (the “Note”) to FreshTec, Inc. a California company. Pursuant to the Note, effective August 20, 2018, FreshTec, Inc was expected to repay the principal and any interest due under the Note, payable upon demand. Interest will accrue on the unpaid principal balance of the Note at the rate of five percent (5%) per annum. All outstanding principal and any accumulated unpaid interest due under the Note is due and payable upon demand. As of December 31, 2018, the Company recorded an impairment related to the note receivable in the amount of $11,500.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans and the cash from the issuance of common stock.

Working Capital

We had current assets of $220 and current liabilities of $55,968, resulting in a working capital deficit of $55,748 at December 31, 2018. We had current assets of $47,043 and current liabilities of $114,803, resulting in a working capital deficit of $67,760 at March 31, 2019.

Results of Operations for the three months ended March 31, 2019, compared with the three months ended March 31, 2018

Revenues

Our total revenue, omiting discontinued operations, was $0 for both the three months ended March 31, 2018 and the three months ended March 31, 2019.

Cost of Sales

Our overall cost of services, omiting discontinued operations, was $0 in both the three months ended March 31, 2018 and the three months ended March 31, 2019.

Operating and Administrative Expenses

Operating expenses increased by $10, from $13,701 in the three months ended March 31, 2018, to $13,711 in the three months ended March 31, 2019. Operating expenses primarily consist of other general and administrative expenses (G&A), research & development applications and professional fees. G&A expenses, made up primarily of office expense, incorporating services, postage and delivery expense, travel expense and the fair value of services rendered by officers, decreased by $590, from $5,501 in the three months ended March 31, 2018, to $4,911 in the three months ended March 31, 2019. Professional fees, made up of accounting and legal fees, increased by $600, from $8,200 in the three months ended March 31, 2018, to $8,800 in the three months ended March 31, 2019. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Research and Development fees were $0 in both the three months ended March 31, 2018 and in the three months ended March 31, 2019.

Interest Expense

Interest expense increased by $1,227, from $0 in the three months ended March 31, 2018, to $1,227 in the three months ended March 31, 2019. Interest expense primarily consists of interest related to notes payable and notes payable related party. There were no notes in the prior period.

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

On March 31, 2018, the Company had a Stock Payable related to shares issued for cash, valued at $40,000.

On March 31, 2018, the Company had 252 additional shares from an adjustment in the rounding from the previous 10-1 split.

On April 17, 2018, the Company issued 40,000 shares of common stock, thus satisfying the Stock Payable of $40,000.

On April 18, 2018, the Company issued 1,290,215 shares of common stock for cash, valued at $12,903.

As of December 31, 2017, there were 45,000,000 shares of common stock issued and outstanding, and as of March 31, 2019, there were 46,330,477 shares of common stock issued and outstanding.

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

Preferred Stock

Our board of directors is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01. As of December 31, 2010 and March 31, 2019, there were 0 shares of preferred stock issued and outstanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three month period ending March 31, 2019.

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

PLANTATION CORP.

Date: May 16, 2019	By:	/s/ Robert McGuire Sr.
Robert McGuire Sr.
CEO