Form 10-Q
period 2019-06-30
Plantation Corp.
filed 2019-08-19
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of August 16, 2019, the Company had 53,830,477 shares of common stock outstanding.

PLANTATION CORP.

PLANTATION CORP.
BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$663	$—
Accounts receivable	—	220
Prepaid inventory - related party	45,000	—
Total current assets	45,663	220

Total assets	$45,663	$220

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$194,026	$4,773
Accounts payable - related party	21,000	—
Interest payable	1,076	353
Interest payable - related party	3,147	524
Notes payable	25,000	25,000
Notes payable - related party	90,768	25,318
Total current liabilities	335,017	55,968

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 0 and 0 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,830,477 and 46,330,477 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	538,305	463,305
Additional paid in capital	1,243,455	879,177
Accumulated deficit	(2,071,114)	(1,398,230)
Total stockholders' deficit	(289,354)	(55,748)

Total liabilities and stockholders' deficit	$45,663	$220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTATION CORP.
STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Net margin	—	—	—	—

Operating expenses
General and administrative	479,988	7,758	484,899	13,259
Officer services	175,200	4,950	184,000	13,150
Total operating expenses	655,188	12,708	668,899	26,409

Net loss from operations	(655,188)	(12,708)	(668,899)	(26,409)

Other expense
Interest expense	2,497	110	3,724	110
Total other expense	2,497	110	3,724	110

Net loss from continued operations	$(657,685)	$(12,818)	$(672,623)	$(26,519)

Net loss from discontinued operations	$—	$(235)	$(261)	$(391)

Net loss	$(657,685)	$(13,053)	$(672,884)	$(26,910)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	47,237,070	46,169,682	46,786,278	45,588,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTATION CORP.
STATEMENT OF STOCKHOLDERS' DEFICIT
UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total
	Number	Amount	Number	Amount
Balance, December 31, 2017	—	$—	45,000,000	$450,000	$826,897	$40,000	$(1,332,271)	$(15,374)

Shares issued for cash	—	—	—	—	—	12,903	—	12,903
Adjustment to actual for rounding in 10-1 split, retroactive			262	2	(2)			—
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended March 31, 2018	—	—	—	—	—	—	(13,857)	(13,857)
Balance, March 31, 2018	—	$—	45,000,262	$450,002	$829,895	$52,903	$(1,346,128)	$(13,328)

Shares issued for cash	—	—	1,255,290	13,303	39,600	(52,903)	—	—
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended June 30, 2018	—	—	—	—	—	—	(13,053)	(13,053)
Balance, June 30, 2018	—	$—	46,255,552	$463,305	$872,495	$—	$(1,359,181)	$(23,381)

Balance, December 31, 2018	—	$—	46,330,477	$463,305	$879,177	$—	$(1,398,230)	$(55,748)

Imputed interest on related party loans	—	—	—	—	187	—	—	187
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended March 31, 2019	—	—	—	—	—	—	(15,199)	(15,199)
Balance, March 31, 2019	—	$—	46,330,477	$463,305	$882,364	$—	$(1,413,429)	$(67,760)

Imputed interest on related party loans	—	—	—	—	190	—	—	190
Issuance of non-qualified stock options			7,500,000	75,000	360,901			435,901
Net loss, period ended June 30, 2019	—	—	—	—	—	—	(657,685)	(657,685)
Balance, June 30, 2019	—	$—	53,830,477	$538,305	$1,243,455	$—	$(2,071,114)	$(289,354)

PLANTATION CORP.
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018
UNAUDITED
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Cash flows from operating activities
Net loss from continued operations	$(672,623)	$(26,519)
Net loss from discontinued operations	(261)	(391)
Net loss	(672,884)	(26,910)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of services provied by related parties	3,000	6,000
Fair value adjustment on warrants/options exercised	435,901
Imputed interest on notes receivable - related party	377	—
Changes in operating assets and liabilities
Accounts receivable	220	700
Prepaid inventory - related party	(45,000)	—
Accounts payable	189,253	(6,635)
Accounts payable - related party	21,000	2,212
Accrued interest	723	110
Accrued interest - related party	2,623	—
Net cash used in operating activities	(64,787)	(24,523)

Cash flows from investing activities
Notes receivable - related party	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from notes payable	—	—
Proceeds from notes payable - related party	65,450	11,070
Cash from issuance of stock	—	12,903
Net cash provided by financing activities	65,450	23,973

Net change in cash	663	(550)
Cash, beginning of period	—	550
Cash, end of period	$663	$—

Supplemental cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing activities
Adjustment to actual for rounding in 10-1 split, retroactive	$—	$2

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $2,071,114 since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding as of the three and six months ended June 30, 2019 and June 30, 2018.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the years ended December 31, 2017 and 2018. During the six months ended June 30, 2019, non-qualified stock options were granted to three key individuals of the company and $435,901 of compensation expense was required to be recognized under provisions of ASC 718 with respect to employees.

Nature of Business

The Company is primarily in the business of developing and selling modified atmosphere packaging for the storage of cannabis and related commodities. The company was until 2017 primarily in the business of providing the use of outdoor payphones and providing telecommunication services. All telephone service operations were discontinued as of January 31, 2019.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2019, and December 31, 2018, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service payphone revenue. The Accounts Receivable was $0 as of June 30, 2019 and $220 as of December 31, 2018.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. As of June 30, 2019, and December 31, 2018, the payphone equipment is fully depreciated and depreciation expense for those periods was $0 respectively.

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. We currently do not have any leases and thus this pronouncement does not currently apply to the Company.

 NOTE 2 - INCOME TAXES

In the six months ended June 30, 2019, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $2,058,555 that may be offset against future taxable income. In the year ended December 31, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,386,048 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

June 30, 2019
Net Operating Losses	$432,297
Valuation Allowance	(432,297)
$—

December 31, 2018
Net Operating Losses	$291,070
Valuation Allowance	(291,070)
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

During the six months ended June 30, 2019 related parties loaned the Company $65,450 in cash.

On February 25, 2019, the Company purchased some prepaid inventory from a related party in the amount of $45,000. The prepaid inventory is still yet to be received and will be manufactured and received by the Company in the third quarter of 2019. Soon thereafter the inventory will be available for sale.

The principal stockholders provided, without cost to the Company, their services, valued at $800 per month up until March 31, 2019 which totaled $9,600 for the year ended December 31, 2018 and $2,400 for the six months ended June 30, 2019. Thereafter, the principal stock holders ceased providing these services without cost to the Company, and instead the Company accrued $20,000 per month compensation for its officers as an expense. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month up until March 31, 2019 which totaled $2,400 for the year ended December 31, 2018 and $1,200 for the six months ended June 30, 2019. Thereafter, the Company accrued $7,000 a month for office space provided by its officers as an expense. Up until March 31, 2019 the total of these expenses was reflected in the statement of operations as officer services with a corresponding contribution of paid-in capital and after that date these expenses were reflected as accrued wages and accrued payables.

On April 18, 2018, 316,718 shares of Common Stock, valued at $3,168 and 25,000 shares of Common Stock, valued at $250 were issued for cash, to related parties of an officer of the Company.

On April 25, 2018, a related party paid a Company expense of $2,212, this Related Party Payable was non-interest bearing. As of March 31, 2019, the Company has repaid this amount and owes $0.

From April 2018 – June 2019, a related party loaned the Company $89,300, these notes payable are on demand and accruing 5% & 8% interest annually. In August 2018, $5,000 of this amount was repaid. As of June 30, 2019, the Company owes $84,300 in principal, and $2,835 in interest related to these notes.

In June 2018 and July 2018, a related party loaned the Company $6,518, these notes are payable on demand and accruing 5% interest annually. As of June 30, 2019, the Company owes $6,518 in principal and $312 in interest, related to these notes.

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

As of June 30, 2019, the Company recorded additional imputed interest of $377 for the $25,318 in notes payable due to related parties.

As of June 30, 2019, all activities of Plantation Corp. have been conducted by corporate officers from either their homes or business offices. Currently, $21,000 is owed by Plantation Corp. for the use of these facilities but there are no commitments for future use of the facilities. Also, $190,000 of compensation has been accrued to managers of the Company and a related party vendor.

On May 30, 2019 the Company granted options to acquire a total of 7,500,000 shares of Common Stock to two of its officers and one related party vendor to the company. The options term is for five years, the exercise price was $0.05 cents a share.

The fair value of these options has been calculated as $60,901 and this figure is shown as a warrant/option expense in the Income Statement for the three months ended June 30, 2019. All these options were exercised on May 31, 2019 by the grantees executing full recourse promissory notes in the aggregate amount of $375,000 which was expensed as compensation expense, and consequently 7,500,000 new shares were issued

NOTE 4 – NOTE PAYABLE

On August 20, 2018, an outside party loaned the Company $25,000, this note is payable on demand and accruing 5% interest annually. As of June 30, 2019, the Company owes $25,000 in principal and $1,076 in interest, related to these notes.

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

NOTE 7 – DISCONTINUED OPERATIONS

As of January 31, 2019, the Company has terminated all payphone customers and is no longer in telecommunications. As a result, the Company has discontinued all payphone service related operations. Pursuant to the report’s requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore, the Company has reclassified the assets and liabilities for payphone service as discontinued operations in the accompanying Balance Sheet and presents the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the six months ended June 30, 2019 and June 30, 2018.

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

On July 27, 2017, the Company had a 10-1 reverse split of the Company’s outstanding shares, with approximately 3,530,000 shares issued and outstanding after the split. This is stated retroactively in the company’s financial statements. The split resulted in the Company issued an additional 13,436 shares as rounding shares. The actual number round up to a minimum of 100 shares per shareholder is 3,543,436. As of the date of the merger, there are 100,000,000 authorized shares for Common Stock, with a par value of $.01 and 10,000,000 authorized shares of Preferred Stock, with a par value of $.01.

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

The officers provided, without cost to the Company, their services, valued at $800 per month up until March 31, 2019. Thereafter, compensation for their services has been accrued at $20,000 a month. The officers also provided, without cost to the Company, office space valued at $200 per month until March 31, 2019. Thereafter, reimbursement for the use of their home offices has been accrued at $7,000 per month. Up until March 31, 2019, the total of these expenses was reflected in the statement of operations as officer services with a corresponding contribution of paid-in capital and accrued wages. Contributions totaled $12,000 for both years ended December 31, 2017 and December 31, 2018.

On May 30, 2019 the Company granted options to acquire a total of 7,500,000 shares of Common Stock to two of its officers and one related party vendor to the company. The options term is for five years, the exercise price was $0.05 cents a share.

The fair value of these options has been calculated as $60,901 and this figure is shown as a warrant/option expense in the Income Statement for the three months ended June 30, 2019. All these options were exercised on May 31, 2019 by the grantees executing full recourse promissory notes in the aggregate amount of $375,000 which was expensed as compensation expense, and consequently 7,500,000 new shares were issued

There were 53,830,477 shares of Common Stock issued and outstanding as of June 30, 2019 and 46,330,477 outstanding as of December 31, 2018.

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

Legacy Payphone Operations

As of December 31, 2018, we owned, operated and managed privately owned public payphones in the State of New York, although our primary focus was development of our marijuana packaging technology. As of January 31, 2019, the Company terminated all payphone customers and was no longer involved telecommunications operations. As a result, the Company has discontinued all payphone service related operations. Pursuant to the reports requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore the Company has reclassified the assets and liabilities for payphone service as discontinued operations in its Balance Sheets and presented the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the six months ended June 30, 2018 and June 30, 2019.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $2,071,114 for the period from January 1, 2001 to June 30, 2019, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.  At December 31, 2018, we had $0 cash on hand, and an accumulated deficit of $1,398,230. At June 30, 2019, we had $663 cash on hand, and an accumulated deficit of $2,071,114. See “Liquidity and Capital Resources” below.

Net Loss from Operations

The Company has a cumulative net loss of $2,071,114 as of June 30, 2019. The Company had a net loss of $657,685 and $672,623 for the three and six months ended June 30, 2019, as compared to a net loss of $12,818 and $26,519 for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, we had $663 cash on hand and an accumulated deficit of $2,071,114. Our primary source of liquidity has been from borrowing from shareholders and the sale of common stock. As of June 30, 2019, the Company owed $90,768 in outstanding related party notes, with $3,147 in accrued interest on those notes, and $25,000 in outstanding notes due to an outside party, with $1,076 in accured interest on these notes.

Net cash used in operating activities was $64,787 during the six months ended June 30, 2019.

Net cash provided by investing activities was $0 during the six months ended June 30, 2019.

Net cash provided by financing activities was $65,450 during the six months ended June 30, 2019.

Our expenses to date are largely due to professional fees that include accounting and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

The principal stockholders provided their services, valued at $800 per month up until March 31, 2019 thereafter $20,000 a month which totaled $9,600 for the year ended and December 31, 2018 and $162,400 for the six months ended June 30, 2019. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month up until March 31, 2019 thereafter $7,000 a month, which totaled $2,400 for the year ended December 31, 2018 and $21,600 for the six months ended June 30, 2019. The total of these expenses was reflected in the statement of operations as officer services with a corresponding contribution of paid-in capital and accrued wages.

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

Working Capital

We had current assets of $220 and current liabilities of $55,968, resulting in a working capital deficit of $55,748 at December 31, 2018. We had current assets of $45,663 and current liabilities of $335,017, resulting in a working capital deficit of $289,354 at June 30, 2019.

Results of Operations for the six months ended June 30, 2019, compared with the six months ended June 30, 2018

Revenues

Our total revenue, omitting discontinued operations, was $0 for both the six months ended June 30, 2018 and the six months ended June 30, 2019.

Cost of Sales

Our overall cost of services, omiting discontinued operations, was $0 in both the three and six months ended June 30, 2018 and the three and six months ended June 30, 2019.

Operating and Administrative Expenses

Operating expenses increased by $642,490, from $26,409 in the six months ended June 30, 2018, to $668,899 in the six months ended June 30, 2019. Operating expenses primarily consist of other general and administrative expenses (G&A), and the fair value of services rendered by officers. G&A expenses, made up primarily of options expense consisting of $435,901, consulting, office expense, incorporating services, postage and delivery expense, travel expense and the fair value of services rendered by officers, increased by $170,850, from $13,150 in the six months ended June 30, 2018, to $184,000 in the six months ended June 30, 2019.

Interest Expense

Interest expense increased by $3,614, from $110 in the six months ended June 31, 2018, to $3,724 in the six months ended June 30, 2019. Interest expense primarily consists of interest related to notes payable and notes payable related party. There were no notes in the prior period.

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

On May 31, 2019, the Company granted 7,500,000 stock options that were valued at $60,901 using the Black Scholes method. An additional $375,000 of compensation expense was recognized on the same date.

As of December 31, 2017, there were 45,000,000 shares of common stock issued and outstanding, and as of June 30, 2019, there were 53,830,477 shares of common stock issued and outstanding.

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

Preferred Stock

Our board of directors is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01. As of December 31, 2010 and June 30, 2019, there were 0 shares of preferred stock issued and outstanding.

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

PLANTATION CORP.

Date: August 19, 2019	By:	/s/ Robert McGuire Sr.
Robert McGuire Sr.
CEO