Form 10-Q
period 2019-09-30
Plantation Corp.
filed 2019-11-15
CIK 1458704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes    ☒ No

Indicate  by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, the Company had 53,830,477 shares of common stock oustanding.

PLANTATION CORP.

PLANTATION CORP.
BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$603	$—
Accounts receivable	—	220
Inventory	5,065	—
Prepaid inventory - related party	45,000	—
Total current assets	50,668	220

Notes receivable - related party	—	—

Total assets	$50,668	$220

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$304,787	$4,773
Accounts payable - related party	52,000	—
Interest payable	1,391	353
Interest payable - related party	5,373	524
Notes payable	25,000	25,000
Notes payable - related party	119,857	25,318
Total current liabilities	508,408	55,968

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 0 and 0 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,830,477 and 46,330,477 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	538,305	463,305
Additional paid in capital	1,243,646	879,177
Accumulated deficit	(2,239,691)	(1,398,230)
Total stockholders' deficit	(457,740)	(55,748)

Total liabilities and stockholders' deficit	$50,668	$220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTATION CORP.
STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Net margin	—	—	—	—

Operating expenses
General and administrative	35,145	18,831	481,244	35,090
Consulting Fees	58,500	—	88,500	—
Officer services	72,200	3,000	265,000	13,150
Total operating expenses	165,845	21,831	834,744	48,240

Net loss from operations	(165,845)	(21,831)	(834,744)	(48,240)

Other expense
Interest expense	2,732	207	6,456	317
Total other expense	2,732	207	6,456	317

Net loss from continued operations	$(168,577)	$(22,038)	$(841,200)	$(48,557)

Net loss from discontinued operations	$—	$64	$(261)	$(327)

Net loss	$(168,577)	$(21,974)	$(841,461)	$(48,884)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding, basic and diluted	53,830,477	46,330,477	49,160,147	45,838,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANTATION CORP.
STATEMENT OF STOCKHOLDERS' DEFICIT
UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total
	Number	Amount	Number	Amount
Balance, December 31, 2017	—	$—	45,000,000	$450,000	$826,897	$40,000	$(1,332,271)	$(15,374)

Shares issued for cash	—	—	—	—	—	12,903	—	12,903
Adjustment to actual for rounding in 10-1 split, retroactive			262	2	(2)			—
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended March 31, 2018	—	—	—	—	—	—	(13,857)	(13,857)
Balance, March 31, 2018	—	$—	45,000,262	$450,002	$829,895	$52,903	$(1,346,128)	$(13,328)

Shares issued for cash	—	—	1,255,290	13,303	39,600	(52,903)	—	—
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended June 30, 2018	—	—	—	—	—	—	(13,053)	(13,053)
Balance, June 30, 2018	—	$—	46,255,552	$463,305	$872,495	$—	$(1,359,181)	$(23,381)

Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended September 30, 2018	—	—	—	—	—	—	(21,974)	(21,974)
Balance, September 30, 2018	—	$—	46,255,552	$463,305	$875,495	$—	$(1,381,155)	$(42,355)

Balance, December 31, 2018	—	$—	46,330,477	$463,305	$879,177	$—	$(1,398,230)	$(55,748)

Imputed interest on related party loans	—	—	—	—	187	—	—	187
Donated services	—	—	—	—	3,000	—	—	3,000
Net loss, period ended March 31, 2019	—	—	—	—	—	—	(15,199)	(15,199)
Balance, March 31, 2019	—	$—	46,330,477	$463,305	$882,364	$—	$(1,413,429)	$(67,760)

Imputed interest on related party loans	—	—	—	—	190	—	—	190
Issuance of non-qualified stock options			7,500,000	75,000	360,901			435,901
Net loss, period ended June 30, 2019	—	—	—	—	—	—	(657,685)	(657,685)
Balance, June 30, 2019	—	$—	53,830,477	$538,305	$1,243,455	$—	$(2,071,114)	$(289,354)

Imputed interest on related party loans	—	—	—	—	191	—	—	191
Net loss, period ended September 30, 2019	—	—	—	—	—	—	(168,577)	(168,577)
Balance, September 30, 2019	—	$—	53,830,477	$538,305	$1,243,646	$—	$(2,239,691)	$(457,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLANTATION CORP.
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
UNAUDITED
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Cash flows from operating activities
Net loss from continued operations	$(841,200)	$(48,557)
Net loss from discontinued operations	(261)	(327)
Net loss	(841,461)	(48,884)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of services provied by related parties	3,000	9,000
Fair value adjustment on warrants/options exercised	435,901	—
Imputed interest on notes receivable - related party	568	—
Changes in operating assets and liabilities
Accounts receivable	220	700
Inventory	(5,065)	—
Prepaid inventory - related party	(45,000)	—
Accounts payable	300,014	(11,528)
Accounts payable - related party	52,000	—
Accrued interest	1,038	38
Accrued interest - related party	4,849	279
Net cash used in operating activities	(93,936)	(50,395)

Cash flows from investing activities
Notes receivable - related party	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from notes payable	—	—
Proceeds from notes payable - related party	94,539	37,018
Cash from issuance of stock	—	12,903
Net cash provided by financing activities	94,539	49,921

Net change in cash	603	(474)
Cash, beginning of period	—	550
Cash, end of period	$603	$76

Supplemental cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing activities
Adjustment to actual for rounding in 10-1 split, retroactive	$—	$2

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $2,239,691 since inception, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding as of the three and nine months ended September 30, 2019 and September 30, 2018.

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No stock options were granted to employees during the years ended December 31, 2017 and 2018. During the six months ended September 30, 2019, non-qualified stock options were granted to three key individuals of the company and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Nature of Business

The Company is primarily in the business of developing and selling modified atmosphere packaging for the storage of cannabis andrelated commodities. The company was until 2017 primarily in the business of providing the use of outdoor payphones and providing telecommunication services. All telephone service operations were discontinued as of January 31, 2019.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to un-collectability. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30,2019, and December 31, 2018, the Company has determined an allowance for doubtful accounts is not necessary.

Accounts Receivable

Accounts Receivable consists of Local Service payphone revenue. The Accounts Receivable was $0 as of September 30, 2019 and $220 as of December 31, 2018.

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows. On September 1, 2010, Joseph Passalaqua, President of the Company contributed payphone equipment valued at $20,000 in exchange for a promissory note. As of September 30, 2019, and December 31, 2018, the payphone equipment is fully depreciated and depreciation expense for those periods was $0 respectively.

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

NOTE 2 - INCOME TAXES

In the nine months ended September 30, 2019, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $2,240,937 that may be offset against future taxable income. In the year ended December 31, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,382,237 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

December 31, 2018
Net Operating Losses	$469,961
Valuation Allowance	(469,961)
$—

September 30, 2019
Net Operating Losses	$470,986
Valuation Allowance	(470,986)
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

On February 25, 2019, the Company purchased some prepaid inventory from a related party in the amount of $45,000. The prepaid inventory is still yet to be received and will be manufactured and received by the Company in the fourth quarter of 2019. Soon thereafter the inventory will be available for sale.

The principal stockholders provided, without cost to the Company, their services, valued at $800 per month up until March 31, 2019 which totaled $9,600 for the year ended December 31, 2018 and $2,400 for the nine months ended September 30, 2019. Thereafter, the principal stock holders ceased providing these services without cost to the Company, and instead the Company accrued $20,000 per month compensation for its officers as an expense. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month up until March 31, 2019 which totaled $2,400 for the year ended December 31, 2018 and $1,200 for the three months ended March 31, 2019. Thereafter, the Company accrued $7,000 a month for office space provided by its officers as an expense. Up until March 31, 2019 the total of these expenses was reflected in the statement of operations as officer services with a corresponding contribution of paid-in capital and after that date these expenses were reflected as accrued wages and accrued payables.

On April 18, 2018, 316,718 shares of Common Stock, valued at $3,168 and 25,000 shares of Common Stock, valued at $250 were issued for cash, to related parties of an officer of the Company.

On April 25, 2018, a related party paid a Company expense of $2,212, this Related Party Payable was non-interest bearing. As of March 31, 2019, the Company has repaid this amount and owes $0.

From April 2018 – June 2019, a related party loaned the Company $89,300, these notes payable are on demand and accruing 5% & 8% interest annually. In August 2018, $5,000 of this amount was repaid. As of September 30, 2019, the Company owes $84,300 in principal, and $2,835 in interest related to these notes.

In June 2018 and July 2018, a related party loaned the Company $6,518, these notes are payable on demand and accruing 5% interest annually. As of September 30, 2019, the Company owes $6,518 in principal and $312 in interest, related to these notes.

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

As of September 30, 2019, the Company recorded additional imputed interest of $568 for the $119,857 in notes payable due to related parties.

As of September 30, 2019, all activities of Plantation Corp. have been conducted by corporate officers from either their homes or business offices. Currently, $52,000 is owed by Plantation Corp. for the use of these facilities but there are no commitments for future use of the facilities.

NOTE 4 – NOTE PAYABLE

On August 20, 2018, an outside party loaned the Company $25,000, this note is payable on demand and accruing 5% interest annually. As of September 30, 2019, the Company owes $25,000 in principal and $1,391 in interest, related to these notes.

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

In the nine months ended September 30, 2019, the Company issued non-qualified stock options to three related individuals. These stock options were exercised on May 31, 2019 by the parties executing full-recourse promissory notes of $125,000 each totaling $375,000. The notes receivable bear interest of 1% per annum on the unpaid balance. The term of the notes are five years from the stock issuance date of May 31, 2019. Late payment is subject to a late charge of 5% of said payment.

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

On May 30, 2019 the Company granted options to acquire a total of 7,500,000 shares of Common Stock to two of its officers and one vendor to the company. The options term is for five years, the exercise price was $0.05 cents a share.

The fair value of these options has been calculated as $60,901 and this figure is shown as a warrant/option expense in the Income Statement for the three months ended September 30, 2019. All these options were exercised on May 31, 2019 by the grantees executing full recourse promissory notes in the aggregate amount of $375,000, and consequently 7,500,000 new shares were issued

There were 53,830,477 shares of Common Stock issued and outstanding as of September 30, 2019 and 46,330,477 outstanding as of December 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued, and determined that there are no such events that warrant disclosure or recognition in the financial statements.

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

Legacy Payphone Operations

As of December 31, 2018, we owned, operated and managed privately owned public payphones in the State of New York, although our primary focus was development of our marijuana packaging technology. As of January 31, 2019, the Company terminated all payphone customers and was no longer involved telecommunications operations. As a result, the Company has discontinued all payphone service related operations. Pursuant to the reports requirements of ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company has determined that the payphone business qualifies for presentation as a discontinued operation because represents a component of our entity and the discontinuance of the telecommunications business represents a strategic shift in our business plans. Therefore the Company has reclassified the assets and liabilities for payphone service as discontinued operations in its Balance Sheets and presented the operating results for payphone services as discontinued operations in the accompanying Statement of Operations and Statement of Cash Flows for the nine months ended September 30, 2018 and September 30, 2019.

Marijuana Packaging Operations

No revenue has yet been earned from the sale of packaging for marijuana since the BudLifeTM containers are still under development.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the year ending December 31, 2018 and nine months ending September 30, 2019, and related management discussion, filed by the Company in its Registration Statement on Form S-1/A, Amendment No. 3, filed with the United States Securities and Exchange Commission (the “SEC”) on August 27, 2018, and declared effective by the SEC on September 14, 2018.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $2,239,691 for the period from January 1, 2001 to September 30, 2019, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.  At December 31, 2018, we had $0 cash on hand, and an accumulated deficit of $1,398,230. At September 30, 2019, we had $603 cash on hand, and an accumulated deficit of $2,239,691. See “Liquidity and Capital Resources” below.

Net Loss from Operations

The Company has a cumulative net loss of $2,239,691 as of September 30, 2019. The Company had a net loss of $168,577 and $841,461 for the three and nine months ended September 30, 2019, as compared to a net loss of $21,974 and $48,884 for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, we had $603 cash on hand and an accumulated deficit of $2,239,691. Our primary source of liquidity has been from borrowing from shareholders and the sale of common stock. As of September 30, 2019, the Company owed $119,857 in outstanding related party notes, with $5,373 in accrued interest on those notes, and $25,000 in outstanding notes due to an outside party, with $1,391 in accured interest on these notes.

Net cash used in operating activities was $93,936 during the nine months ended September 30, 2019.

Net cash provided by investing activities was $0 during the nine months ended September 30, 2019.

Net cash provided by financing activities was $94,539 during the nine months ended September 30, 2019.

Our expenses to date are largely due to professional fees that include accounting and legal fees. To date, we have had minimal revenues, and we require additional financing in order to finance our business activities on an ongoing basis.

The principal stockholders provided, without cost to the Company, their services, valued at $800 per month up until March 31, 2019 which totaled $9,600 for the year ended December 31, 2018 and $2,400 for the nine months ended September 30, 2019. Thereafter, the principal stock holders ceased providing these services without cost to the Company, and instead the Company accrued $20,000 per month compensation for its officers as an expense. The principal stockholders also provided, without cost to the Company, office space valued at $200 per month up until March 31, 2019 which totaled $2,400 for the year ended December 31, 2018 and $1,200 for the three months ended March 31, 2019. Thereafter, the Company accrued $7,000 a month for office space provided by its officers as an expense. Up until March 31, 2019 the total of these expenses was reflected in the statement of operations as officer services with a corresponding contribution of paid-in capital and after that date these expenses were reflected as accrued wages and accrued payables.

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

Working Capital

We had current assets of $220 and current liabilities of $55,968, resulting in a working capital deficit of $55,748 at December 31, 2018. We had current assets of $50,668 and current liabilities of $508,408, resulting in a working capital deficit of $457,740 at September 30, 2019.

Results of Operations for the six months ended June 30, 2019, compared with the six months ended June 30, 2018

Revenues

Our total revenue, omiting discontinued operations, was $0 for both the nine months ended September 30, 2018 and the nine months ended September 30, 2019.

Cost of Sales

Our overall cost of services, omiting discontinued operations, was $0 in both the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2019.

Operating and Administrative Expenses

Operating expenses increased by $786,504, from $48,240 in the nine months ended September 30, 2018, to $834,744 in the nine months ended September 30, 2019. Operating expenses primarily consist of other general and administrative expenses (G&A), and the fair value of services rendered by officers. G&A expenses, made up primarily of options expense consisting of $481,244, consulting, office expense, incorporating services, postage and delivery expense, travel expense and the fair value of services rendered by officers, increased by $446,154 from $35,090 in the nine months ended September 30, 2018, to $481,244 in the nine months ended September 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three month period ending September 30, 2019.

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

* Filed herewith.

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

PLANTATION CORP.

Date: November 14, 2019	By:	/s/ Robert McGuire Sr.
Robert McGuire Sr.
CEO